Form 10QSB
period 1995-03-31
SIGNATURE INNS INC/IN
filed 1995-05-12
CIK 352948

[TEST]

          U.S. SECURITIES AND EXCHANGE COMMISSION


                  Washington, D.C.  20549




                        FORM 10-QSB

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarter ended March 31, 1995

             Commission File Number 0-9659


                   SIGNATURE INNS, INC.
_________________________________________________________
  (Exact name of registrant as specified in its charter)



          Indiana                          35-1426996
_____________________________      __________________________
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)     No.)


250 East 96th Street, Suite 450
Indianapolis, Indiana                                46240
_______________________________________________      _________
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code (317) 581-1111


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X           No
                                ___              ___


7,783,827 Common Shares were outstanding as of May 10, 1995.

                  SIGNATURE INNS, INC.

                        INDEX


Part I - FINANCIAL INFORMATION
______________________________


     Item 1. Financial Statements (Unaudited)

             Consolidated Statements of Operations
             Three months ended March 31, 1995 and 1994

             Consolidated Balance Sheets
             March 31, 1995 and December 31, 1994

             Consolidated Statements of Shareholders' Equity
             Three months ended March 31, 1995 and
             Year ended December 31, 1994

             Consolidated Statements of Cash Flows
             Three months ended March 31, 1995 and 1994

             Note to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II - OTHER INFORMATION
___________________________

                  CONSOLIDATED STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------
Three months ended March 31                             1995              1994
- -----------------------------------------------------------------
Revenues:
  Hotel revenues                                    $753,911         1,032,131
  Management and franchise fees                      631,923           623,914
                                                   _________         _________
                                                   1,385,834         1,656,045
                                                   _________         _________
Costs and expenses:
  Hotel costs and expenses                           404,656           604,560
  Hotel depreciation and amortization                 65,439           133,227
  General and administrative expenses                581,316           542,714
  Corporate depreciation and amortization             27,867            27,531
                                                   _________         _________
                                                   1,079,278         1,308,032
                                                   _________         _________

           Operating income                          306,556           348,013
                                                   _________         _________

Other income (deductions):
  Equity in income (losses) of hotel
  limited partnerships, net                          (4,518)          (12,086)
  Interest income                                    48,395            18,425
  Interest expense - hotels                        (158,546)         (298,860)
  Interest expense - corporate                     (104,327)         (106,139)
  Capital appreciation fee                         (225,118)          (26,700)
  Other                                             (22,810)             6,024
                                                   _________         _________

                                                   (466,924)         (419,336)
                                                   _________         _________

           Net loss                               $(160,368)          (71,323)
                                                   _________         _________
                                                   _________         _________



  Net loss per common share                         ($0.02)       (0.02)

                                                   _________         _________

Weighted average number of
common shares outstanding                          7,783,827         3,425,807
                                                   _________         _________
                                                   _________         _________

                     CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------
                                                   March 31,      December 31,
                                                        1995              1994
- -----------------------------------------------------------------

              ASSETS
Current assets:
  Cash and cash equivalents:
  Corporate                                       $1,748,712         1,153,753
  Consolidated hotels                                868,715           881,760
                                                   _________        __________
                                                   2,617,427         2,035,513

  Other current assets                               574,253           491,886
                                                   _________        __________
  Total current assets                             3,191,680         2,527,399
                                                   _________        __________

Hotel limited partnerships:
  Equity investments                                 661,004         1,377,930
  Receivables, net                                 3,479,712         3,429,712
                                                   _________        __________
                                                   4,140,716         4,807,642
                                                   _________        __________

Property and equipment, net:
  Consolidated hotels                              5,322,177         5,327,740
  Land held for sale                                 913,739           913,739
  Corporate                                          284,165           301,726
                                                   _________        __________
                                                   6,520,081         6,543,205
                                                   _________        __________

Deferred costs and other assets,
  net of accumulated amortization
  of $463,556 and $452,990                           247,505           215,721
                                                   _________         _________
                                                 $14,099,982        14,093,967
                                                  __________        __________
                                                  __________        __________

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt:
  Consolidated hotels                              3,127,837         3,128,478
  Corporate                                                -                 -
  Other current liabilities                          557,857           527,037
                                                   _________         _________
  Total current liabilities                        3,685,694         3,655,515
                                                   _________         _________

Long-term debt, less current portion:
  Consolidated hotels                              3,594,358         3,596,888
  Corporate                                        3,814,128         3,589,010
                                                   _________         _________
                                                   7,408,486         7,185,898
                                                   _________         _________

Other partners' equity                                61,985           148,369
                                                  __________        __________
  Total liabilities                               11,156,165        10,989,782
                                                  __________        __________


Shareholders' equity:
  Common stock, no par value.
  Authorized 20,000,000 shares                    9,736,348         9,736,348
  Accumulated deficit                            (6,792,531)       (6,632,163)
                                                 ___________       ___________
  Total shareholders' equity                      2,943,817         3,104,185
                                                 ___________       ___________
                                                 $14,099,982        14,093,967
                                                 ___________       ___________
                                                 ___________       ___________

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                             Common Stock
                                   _______________________________       Accumulated
                                       Shares            Amount              Deficit             Total

__________________________________________________________________________________________
Balance at December 31, 1993           3,425,807       $9,235,445        (8,738,218)          497,227

  Net income                                                              2,106,055         2,106,055
  Common shares issued                 4,358,020          779,403                             779,403
  Notes receivable                                       (278,500)                           (278,500)
                                       _________        __________        __________        __________

Balance at December 31, 1994           7,783,827        9,736,348        (6,632,163)        3,104,185

  Net loss                                                                 (160,368)         (160,368)
                                       _________        __________        __________         _________
Balance at March 31, 1995              7,783,827        $9,736,348       (6,792,531)        2,943,817
                                       _________        __________       ___________        __________
                                       _________        __________       ___________        __________



                CONSOLIDATED STATEMENTS OF CASH FLOWS
- ---------------------------------------------------------------------------------------
Three months ended March 31                                         1995           1994
- ---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $(160,368)       (71,323)
  Items which do not use (provide) cash:
  Depreciation of property and equipment                         82,739        142,561
  Amortization of deferred costs                                 10,567         18,198
  Equity in losses of hotel
  limited partnerships, net                                       4,518         12,086
  Other partners' equity in income                               36,669            906
  Capital appreciation fee accrual                              225,118         26,700
  Other current items                                           (51,548)       (11,032)
  Other non-current items                                        (6,463)         1,935
                                                               _________      _________
Net cash provided by operating activities                       141,232        120,031
                                                               _________      _________
Cash flows from investing activities:
  Property and equipment additions                              (58,690)       (12,990)
  Distributions received from
  hotel limited partnership                                     717,947        451,651
  Loans to hotel limited partnerships                           (50,000)       (30,000)
  Deferred costs and other assets                               (42,351)        (3,740)
                                                               _________      _________
  Net cash provided by investing activities                     566,906        404,921
                                                               _________      _________

Cash flows from financing activities:
  Repayments of long-term debt                                   (3,171)       (18,956)
  Cash distributions to partners
  by consolidated hotel                                        (123,053)        (7,500)
                                                               _________      _________
  Net cash used by financing activities                        (126,224)       (26,456)
                                                               _________      _________

Change in cash and cash equivalents                             581,914        498,496

Cash and cash equivalents at beginning of period              2,035,513      1,219,946
                                                              __________     __________

Cash and cash equivalents at end of period                   $2,617,427      1,718,442
                                                              __________     __________
                                                              __________     __________

Supplemental information:
  Interest paid                                                $179,909        315,253

                                                              __________      _________
                                                              __________      _________
  Income taxes paid                                              $2,000              0
                                                              __________      _________
                                                              __________      _________


SIGNATURE INNS, INC.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 1994.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


HOTEL OPERATIONS

Hotel operations of two hotels owned by consolidated affiliates (South and Elkhart) are included in the statement of operations for the three months ended March 31, 1995 and 1994. The operating results of the Company-owned Knoxville hotel is reflected through May 1994, the date the hotel was sold to an affiliated partnership.

Hotel revenues of $753,911 for the three months ended March 31, 1995 represented a $278,220 decrease compared to the same period of 1994. Hotel revenues from the two hotels owned by consolidated affiliates increased $107,334 for the three months and the offsetting decrease resulted from the disposition of the Company-owned Knoxville hotel in May 1994. The increased revenues of the two hotels owned by consolidated affiliates resulted from a 12.2% increase in occupancy and a 3.4% increase in average room rates for the period.

Hotel costs and expenses of $404,656 for the three months ended March 31, 1995 represented a $199,904 decrease compared to the same period of 1994. Hotel costs and expenses from the two hotels owned by consolidated affiliates increased $15,690 for the period, due primarily to the increase in the number of rooms sold, and the offsetting decrease resulted from the disposition of the Company-owned Knoxville hotel in May 1994.

Hotel depreciation and amortization expense decreased $67,788 for the three months ended March 31, 1995 compared to the same period of 1994 due primarily to the hotel disposition in May 1994.
Hotel depreciation and amortization includes $65,439 and $72,807 for the three months ended March 31, 1995 and 1994, respectively, relating to the two hotels owned by consolidated affiliates.

CORPORATE OPERATIONS

Management and franchise fees increased $8,009 for the three months ended March 31, 1995 compared to the same period in 1994. The increase in fee income is due to increased revenues at the partnership owned hotels and the recognition of fees in 1995 from the partnership owned Knoxville hotel offset by fees earned from non-affiliates under short-term agreements which expired in late
1994.   Chainwide occupancy and average daily rate for the three
months ended March 31, 1995 increased .9 percentage points and $2.82 , respectively. The hotel industry experienced continued improvement compared to the same three months in 1994 and industry wide occupancies are expected to continue to improve throughout 1995. While the industry room demand growth rate is increasing faster than the supply of new rooms, the Signature Inn hotel markets are seeing new hotel rooms opening, under construction or in the planning stages. Hotel occupancies at certain of the partnership-owned hotels may be negatively impacted which could negatively effect the Company's management and franchise fee revenue.

General and administrative expenses for the three months ended
March 31, 1995 increased $38,602 compared to the same period of 1994. The increase is attributable to increased employee compensation and legal costs.

OTHER INCOME (DEDUCTIONS)

Equity in income (losses) of hotel limited partnerships represents the Company's share of the partnerships' income or loss. The increase for the three months ended March 31, 1995 is attributable to increased profitability of the partnership owned hotels for the three months ended March 31, 1995 resulting from increased occupancy and room rates

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Interest income for the three months ended March 31, 1995 increased $29,970 compared to the same period in 1994. The increase was a result of higher investable cash balances earning a higher yield and interest income earned from the Company's loan participation agreements in connection with three hotels owned by affiliated limited partnerships. Interest income includes $13,495 and $10,436 of earnings on advances to affiliated hotel partnerships for the three months ended March 31, 1995 and 1994, respectively.

Interest expense for the three months ended March 31, 1995 represents a $142,126 decrease compared to the same period in 1994. Interest ceased on the $4.9 million hotel loan upon the sale of the Knoxville hotel in May 1994.

A capital appreciation fee equal to 25% of the value of the Company, as defined, is required to be paid to the variable rate note lender no sooner than December 16, 1996. Through March 31, 1995, $514,128 of related expense was accrued representing the present value of the estimated amount due the lender based on a current estimate of the Company's value and a payment date in December 1996.


CAPITAL RESOURCES AND LIQUIDITY

The Company believes that the cash generated from management and franchising activities and hotel limited partnership investments, along with additional borrowing capabilities and its cash balance will provide adequate liquidity to meet its operating needs and the payment requirements of its corporate obligations over the next twelve months.

The capital appreciation fee agreement with the Company's unsecured lender requires a fee at a date no earlier than December 1996 or upon the sale of the Company. The payment amount will be based upon a future valuation of the Company. The
Company believes the financial resources of the Company will be adequate to fund the payment.

At March 31, 1995, a $3.1 million non-recourse hotel mortgage loan of a consolidated hotel affiliate is reflected as a current liability in the consolidated financial statements as it matures in September 1995. The Company anticipates refinancing this mortgage loan before its maturity.

PART II - OTHER INFORMATION
___________________________

     Item 1. Legal Proceedings
             See note below

     Item 2. Changes in Securities
             See note below

     Item 3. Default upon Senior Securities
             See note below

     Item 4. Submission of matters to a Vote of Security Holders
             See note below

     Item 5. Other Information
             See note below

     Item 6. Exhibits and Reports on Form 8-K
             See note below




     NOTE: The response to each of the above items is not applicable or is in the negative and does not require a response pursuant to the instructions.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SIGNATURE INNS, INC.





Date  May 10, 1995      By__________________________________________
                          John D. Bontreger, President and C.E.O.





Date  May 10, 1995      By__________________________________________
                          Mark D. Carney, Vice President Finance
                          and C.F.O.




Date  May 10, 1995      By__________________________________________
                          Martin D. Brew, Treasurer/Controller








CMF\71250