Form 10QSB
period 1995-06-30
SIGNATURE INNS INC/IN
filed 1995-08-14
CIK 352948

[TEST]

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended   June 30, 1995   Commission File Number  0-9659
                        -------------                           ------


                               SIGNATURE INNS, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          Indiana                            35-1426996
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
------------------------------------------------------      ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (317) 581-1111
                                                       --------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X        No
                                    -------        -------



7,783,827 Common Shares were outstanding as of August 7, 1995.

                         SIGNATURE INNS, INC.

                                 INDEX


Part I - FINANCIAL INFORMATION
------------------------------

     Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Operations
          Three and six months ended June 30, 1995 and 1994

          Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994

          Consolidated Statements of Shareholders' Equity
          Six months ended June 30, 1995 and year ended
          December 31, 1994

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1995 and 1994

          Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II - OTHER INFORMATION
---------------------------

                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
                                                          Three months Ended                            Six Months Ended
                                                               June 30,                                     June 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                       1995                   1994                1995                1994
                                                  -----------              -----------        ----------           ----------
Revenues:
     Hotel revenues                              $  905,215                1,099,923           1,659,126           2,132,054
     Management and franchise fees                  848,885                  807,179           1,480,808           1,431,093
                                                  ----------               ----------          ----------          ----------
                                                  1,754,100                1,907,102           3,139,934           3,563,147
                                                  ----------               ----------          ----------          ----------
Costs and expenses:
     Hotel costs and expenses                       440,755                  550,875             845,411           1,155,435
     Hotel depreciation and amortization             65,439                  113,087             130,878             246,314
     General and administrative expenses            540,182                  550,870           1,121,498           1,093,584
     Other depreciation and amortization             28,086                   27,378              55,953              54,909
     Gain on disposition of hotels                     -                     (11,982)               -                (11,982)
                                                  ---------                ----------          ---------           ----------
                                                  1,074,462                1,230,228           2,153,740           2,538,260
                                                  ----------               ----------          ----------          ----------

           Operating income                         679,638                  676,874             986,194           1,024,887
                                                  ----------               ----------          ----------          ----------

Other income (deductions):
     Equity in income of hotel
      limited partnerships                          305,488                  402,294             300,970             390,208
     Interest income                                 68,408                   39,824             116,803              58,249
     Interest expense - hotels                     (158,456)                (208,385)           (317,002)           (507,245)
     Interest expense - corporate                   (95,430)                (115,761)           (199,757)           (221,900)
     Capital appreciation fee                      (231,523)                 (64,576)           (456,641)            (91,276)
     Other                                          (50,447)                 (38,017)            (73,257)            (31,993)
                                                  ----------               ----------          ----------          ----------
                                                   (161,960)                  15,379            (628,884)           (403,957)
                                                  ----------               ----------          ----------          ----------

Income before extraordinary item                    517,678                  692,253             357,310             620,930
Extraordinary item - gain
     from debt extinguishment                          -                     277,805                -                277,805
                                                  ----------               ----------          ----------          ----------

     Net Income                                  $  517,678                  970,058             357,310             898,735
                                                  ==========               ==========          ==========          ==========

Per common share data:
     Income before
       Extraordinary item                               0.07                     0.10                0.05                0.12
     Extraordinary item                                 -                        0.04                -                   0.05
                                                  ----------               ----------          ----------          ----------
       Net income                                $      0.07                     0.14                0.05                0.17
                                                  ==========               ==========          ==========          ==========

Weighted average shares
     outstanding                                  7,783,827                6,800,900           7,783,827           5,122,677
                                                  ==========               ==========          ==========          ==========


                                             SIGNATURE INNS, INC.
                                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                             June 30,        December 31,
                                                               1995             1994
------------------------------------------------------------------------------------------------------------
              ASSETS

Current assets:
     Cash and cash equivalents:
     Corporate                                              1,408,536       1,153,753
     Consolidated hotels                                      902,943         881,760
                                                            ----------     ----------
                                                            2,311,479       2,035,513

     Other current assets                                     584,934        491,886
                                                            ----------     ----------
     Total current assets                                   2,896,413      2,527,399
                                                            ----------     ----------

Hotel limited partnerships:
     Equity investments                                       972,028      1,377,930
     Receivables, net                                       3,410,712      3,429,712
                                                            ----------     ----------
                                                            4,382,740      4,807,642
                                                            ----------     ----------

Property and equipment, net:
     Consolidated hotels                                    5,270,548      5,327,740
     Land held for sale                                       913,739        913,739
     Corporate                                                264,998        301,726
                                                            ----------     ----------
                                                            6,449,285      6,543,205
                                                            ----------     ----------

Deferred costs and other assets, net of accumulated
     amortization of $474,121 and $452,990                    253,743        215,721
                                                           -----------    -----------
                                                          $13,982,181     14,093,967
                                                           ===========    ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt:
       Consolidated hotels                                       -         3,128,478
       Corporate subordinate note                             300,000           -
     Other current liabilities                                556,623        527,037
                                                            ----------     ----------
     Total current liabilities                                856,623      3,655,515
                                                            ----------     ----------

Long-term debt, less current portion:
     Consolidated hotels                                    6,719,915      3,596,888
     Corporate line of credit                                 500,000      1,500,000
     Corporate subordinate note                             1,500,000      1,800,000
     Accrued capital appreciation fee                         745,651        289,010
                                                           -----------    -----------
                                                            9,465,566      7,185,898
                                                           -----------    -----------

Other partners' equity                                        128,872        148,369
                                                           -----------    -----------
     Total liabilities                                     10,451,061     10,989,782
                                                           -----------    -----------


Shareholders' equity:
     Common stock, no par value.
       Authorized 20,000,000 shares                         9,805,973      9,736,348
     Accumulated deficit                                   (6,274,853)    (6,632,163)
                                                           -----------    -----------
     Total shareholders' equity                             3,531,120      3,104,185
                                                           -----------    -----------
                                                          $13,982,181     14,093,967
                                                           ===========    ===========



                                            SIGNATURE INNS, INC.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                               Common Stock
                                      ___________________________   Accumulated
                                         Shares         Amount        Deficit          Total

_________________________________________________________________________________________________________
Balance at December 31, 1993             3,425,807    $9,235,445     (8,738,218)       497,227

 Net income                                                           2,106,055      2,106,055
 Common shares issued                    4,358,020       779,403                       779,403
 Notes receivable                                       (278,500)                     (278,500)
                                        ----------    -----------    -----------     ----------

Balance at December 31, 1994             7,783,827     9,736,348     (6,632,163)     3,104,185

 Net income                                                             357,310        357,310
 Collection of notes receivable                           69,625                        69,625
                                        ----------    -----------    -----------     ----------
Balance at June 30, 1995                 7,783,827    $9,805,973     (6,274,853)     3,531,120
                                        ==========    ===========    ===========     ==========



                                SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------
Six months ended June 30                                     1995        1994
---------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                 $ 357,310     898,735
 Items which do not use (provide) cash:
   Depreciation of property and equipment                     165,700     267,473
   Amortization of deferred costs                              21,131      33,750
   Equity in income of hotel limited partnerships, net       (300,970)   (390,208)
   Other partners' equity in income                           103,556      47,202
   Capital appreciation fee accrual                           456,641      91,276
   Gain from debt extinguishment                                 -       (277,805)
   Gain on disposal of hotel                                     -        (11,982)
   Other current items                                        (63,462)   (233,118)
   Other non-current items                                    (12,925)    (18,942)
                                                             ---------   ---------
      Net cash provided by operating activities               726,981     406,381
                                                             ---------   ---------

Cash flows from investing activities:
 Property and equipment additions                             (69,930)    (35,673)
 Distributions received from
   hotel limited partnership                                  717,947     451,651
 Loans to hotel limited partnerships                             -       (556,600)
 Repayment of hotel limited partnership advances, net          19,000      10,000
 Deferred costs and other assets                              (59,153)        799
                                                             ---------   ---------
    Net cash provided (used) by investing activities          607,864    (129,823)
                                                             ---------   ---------
Cash flows from financing activities:
 Repayments of long-term debt                              (1,005,451)   (524,010)
 Proceeds from issuance of common stock                        69,625     500,903
 Cash distributions to partners
   by consolidated hotel                                     (123,053)     (7,500)
                                                             ---------   ---------
      Net cash used by financing activities                (1,058,879)    (30,607)
                                                           -----------   ---------

Change in cash and cash equivalents                           275,966     245,951

Cash and cash equivalents at beginning of period            2,035,513   1,219,946
                                                            ----------  ----------

Cash and cash equivalents at end of period                  $2,311,479  1,465,897
                                                            ==========  ==========
Supplemental information:
 Interest paid                                              $ 525,820     729,931
                                                            ==========  ==========
 Income taxes paid                                          $  11,500       5,000
                                                            ==========  ==========

SIGNATURE INNS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1995






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


NOTE B - AGREEMENT TO REFINANCE SUBORDINATE DEBT

In August 1995 the Company reached an agreement with Banc One Capital Partners II to repay the $1,800,000 variable rate subordinate note and satisfy the capital appreciation fee obligation prior to their contractual maturity. The Company agreed to repay the balance of the subordinate note along with a single $900,000 cash payment in full satisfaction of the capital appreciation fee. The agreement further provides that if a change of control of the Company, as defined, were to occur prior to December 1996 an additional fee may be payable.

The source of funds for this transaction will be provided by a new $1,700,000 term note from Bank One, Indianapolis along with an advance from the Company's line of credit and corporate cash. The new term note will require monthly principal payments through December 1998 along with interest at the prime rate plus 1.25% per annum. The Company will increase its advances on the line of credit from $500,000 outstanding at June 30, 1995. The line of credit is renewable annually and provides a $1,600,000 availability through May 1997 with interest at prime plus .75% per annum.

The accompanying June 30, 1995 financial statements reflect an accrued capital appreciation fee of $745,651, and an additional $154,349 will be charged to earnings upon completion of this financing in the third quarter of 1995.

     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Hotel Operations

Hotel operations of two hotels owned by consolidated affiliates (Indianapolis South and Elkhart) are included in the statement of operations for the six months ended June 30, 1995 and 1994. The operating results of the Company-owned Knoxville hotel is reflected through May 1994, the date the hotel was sold to an affiliated partnership.

Hotel revenues of $1,659,126 for the six months ended June 30, 1995 represented a $472,928 decrease compared to the same period of 1994. Hotel revenues from the two hotels owned by consolidated affiliates increased $147,339 for the six months; the offsetting decrease resulted from the disposition of the Knoxville hotel in May 1994. The increased revenues of the two hotels owned by consolidated affiliates resulted from a 6.4% increase in occupancy and a 2.9% increase in average room rates for the period. Hotel revenues for the second quarter of 1995 represented a 17.7% decrease compared to the same quarter in 1994 due primarily to the disposition of the Knoxville hotel.

Hotel costs and expenses of $845,411 for the six months ended June 30, 1995 represented a $310,024 decrease compared to the same period of 1994. Hotel costs and expenses from the two hotels owned by consolidated affiliates increased $45,431 for the period, due primarily to the increase in the number of rooms sold, and the offsetting decrease resulted from the disposition of the Knoxville hotel in May 1994. Hotel costs and expenses for the second quarter of 1995 represented a 20.0% decrease compared to the same quarter in 1994 due primarily to the disposition of the Knoxville hotel.

Hotel depreciation and amortization expense decreased $115,436 for the six months ended June 30, 1995 compared to the same period of 1994 due primarily to the hotel disposition in May 1994. Hotel depreciation and amortization includes $130,878 and $145,614 for the six months ended June 30, 1995 and 1994, respectively, relating to the two hotels owned by consolidated affiliates.

Corporate Operations

The increase in management and franchise fee income for the three and six month periods ended June 30, 1995 compared to the same periods in 1994 is due to increased revenues at the partnership owned hotels and the recognition of fees beginning in May 1994 from the partnership owned Knoxville hotel, offset slightly by fees earned from non-affiliates under short-term agreements which expired in late 1994. For the six months ended June 30, 1995 compared to the same six-month period in 1994 chainwide occupancy decreased .3 percentage points and average daily rate increased $2.60. The hotel industry experienced continued improvement compared to the same six months in 1994 and industry wide occupancies are expected to continue to improve throughout 1995. While the industry room demand growth rate is increasing faster than the supply of new rooms, substantially all hotel markets where Signature Inns are located are experiencing new hotel rooms opening, under construction or in the planning stages. Hotel occupancies at certain of the partnership-owned hotels may be negatively impacted which could negatively effect the Company's management and franchise fee revenue.

General and administrative expenses for the six month period ended June 30, 1995 compared to the same period in 1994 increased due to increased employee compensation and legal costs.


          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


Other Income (Deductions)

Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated hotel partnerships' income or loss. The decrease for the three and six month periods ended June 30, 1995 compared to the same period in 1994 is attributable to the Company's $114,563 share of a one time gain resulting from a partnership's debt restructuring in June 1994.

The increase in interest income for the three and six month periods ended June 30, 1995 compared to the same period in 1994 is a result of higher investable cash balances earning a higher yield and interest income earned from the Company's loans to affiliated hotel partnerships. Interest income includes $28,422 and $21,495 on loans to affiliated hotel partnerships for the six months ended June 30, 1995 and 1994, respectively.

Interest expense for the three and six month periods ended June 30, 1995 compared to the same period in 1994 decreased due to decreased average outstanding indebtedness during the respective periods, offset slightly by increased interest rates. Interest ceased on the $4.9 million Knoxville hotel loan upon the sale of the hotel in May 1994.

A capital appreciation fee equal to 25% of the value of the Company, as defined, is required to be paid to the variable rate subordinate note lender no sooner than December 16, 1996 under the terms of the original agreement. As described in NOTE B, the Company entered into an agreement with the lender in August 1995 to terminate the capital appreciation fee arrangement in exchange for a single cash payment of $900,000. Through June 30, 1995, $745,651 of related expense was accrued representing the estimated amount due the lender based on the negotiated payment of $900,000 in September 1995. An additional $154,349 of related expense will be charged to operations in the third quarter of 1995.


Capital  Resources and Liquidity

The Company believes that the cash generated from management and franchising activities and its return on hotel partnership investments, along with additional borrowing capabilities and its cash investments will provide adequate liquidity to meet its operating needs and the payment requirements of its corporate obligations over the next twelve months.

At June 30, 1995, a $3.1 million non-recourse hotel mortgage loan of a consolidated hotel affiliate which matures September 30, 1995 is reflected as a long-term liability in the consolidated financial statements. The Company is in the process of refinancing this mortgage loan or extending the maturity. Based upon preliminary commitments received the Company anticipates completing such refinancing or extension prior to the September maturity.


PART II - OTHER INFORMATION
---------------------------

     Item 1. Legal Proceedings
          See note below

     Item 2. Changes in Securities
          See note below

     Item 3. Default upon Senior Securities
          See note below

     Item 4. Submission of matters to Vote of Security Holders
               May 16, 1995 Annual Meeting of Shareholders
               Matters voted on (out of 7,783,827 eligible shares):
               (i) Election of three directors for three year terms 5,566,651 for; 70,346 against
               (ii) Approval of independent auditors for the year
                    ending December 31, 1995
                    5,566,354 for; 32,003 against and 38,640 abstain

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



                         SIGNATURE INNS, INC.





Date August 10, 1995     By
     ---------------          ---------------------------------------
                              John D. Bontreger, President and C.E.O.




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              Mark D. Carney, Vice President Finance
                              and C.F.O.




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              Martin D. Brew, Treasurer/Controller