Form 10QSB
period 1995-09-30
SIGNATURE INNS INC/IN
filed 1995-11-14
CIK 352948

[TEST]

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                               FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended  September 30, 1995   Commission File Number  0-9659
                       ------------------                           ------


                               SIGNATURE INNS, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          Indiana                            35-1426996
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
------------------------------------------------------      ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (317) 581-1111
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



7,783,827 Common Shares were outstanding as of November 10, 1995.

                         SIGNATURE INNS, INC.

                                 INDEX


Part I - FINANCIAL INFORMATION
------------------------------

     Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Operations
          Three and nine months ended September 30, 1995 and 1994

          Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994

          Consolidated Statements of Shareholders' Equity
          Nine months ended September 30, 1995 and year ended
          December 31, 1994

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1995 and 1994

          Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II - OTHER INFORMATION
---------------------------


                                      SIGNATURE INNS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                      Three months Ended           Nine Months Ended
                                                        September 30,                 September 30,
------------------------------------------------------------------------------------------------------------
                                                       1995      1994              1995       1994
                                                  ----------- -----------        ---------- -----------
Revenues:
     Hotel revenues                              $1,028,358       995,297         2,687,484   3,127,351
     Management and franchise fees                  924,252       896,265         2,405,060   2,327,358
                                                  ----------    ----------        ----------  ----------
                                                  1,952,610     1,891,562         5,092,544   5,454,709
                                                  ----------    ----------        ----------  ----------
Costs and expenses:
     Hotel costs and expenses                       477,115       455,453         1,322,526   1,610,888
     Hotel depreciation and amortization             65,439        72,807           196,317     319,121
     General and administrative expenses            567,042       505,449         1,688,540   1,599,033
     Other depreciation and amortization             64,498        27,378           120,451      82,287
                                                  ----------    ----------        ----------  ----------
                                                  1,174,094     1,061,087         3,327,834   3,611,329
                                                  ----------    ----------        ----------  ----------

           Operating income                         778,516       830,475         1,764,710   1,843,380
                                                  ----------    ----------        ----------  ----------

Other income (deductions):
     Equity in income of hotel
      limited partnerships                          348,102       310,336           649,072     700,544
     Interest income                                 78,945        45,159           195,748     103,408
     Interest expense - hotels                     (160,680)     (164,047)         (477,682)   (671,292)
     Interest expense - corporate                   (74,293)     (111,087)         (274,050)   (332,987)
     Capital appreciation fee                      (154,349)      (73,341)         (610,990)   (164,617)
     Gain (loss) on disposition of
      hotel, land and related assets                163,032          (697)          163,032      11,285
     Other                                          (77,717)      (55,028)         (150,974)    (87,021)
                                                  ----------     ----------        ----------  ----------
                                                   (123,040)      (48,705)         (505,844)   (440,680)
                                                  ----------     ----------        ----------  ----------

Income before extraordinary item                    901,556       781,770          1,258,866   1,402,700
Extraordinary item - gain
     from debt extinguishment                          -             -                  -        277,805
                                                  ----------    ----------         ----------  ----------

     Net Income                                  $  901,556       781,770          1,258,866   1,680,505
                                                  ==========    ==========         ==========  ==========

Per common share data:
     Income before
       Extraordinary item                               0.12          0.10               0.16        0.23
     Extraordinary item                                 -            -                   -           0.05
                                                  ----------    ----------          ---------- ----------
       Net income                                $      0.12          0.10                0.16       0.28
                                                  ==========    ==========          ========== ==========

Weighted average shares
     outstanding                                  7,783,827     7,783,827           7,783,827  6,019,475
                                                  ==========    ==========          ========== ==========


                                             SIGNATURE INNS, INC.
                                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                            September 30,         December 31,
                                                               1995                   1994
------------------------------------------------------------------------------------------------------------
              ASSETS
Current assets:
     Cash and cash equivalents:
     Corporate                                              1,198,655              1,153,753
     Consolidated hotels                                    1,249,868                881,760
                                                            ----------             ----------
                                                            2,448,523              2,035,513

     Other current assets                                     565,309                491,886
                                                            ----------             ----------
     Total current assets                                   3,013,832              2,527,399
                                                            ----------             ----------

Hotel limited partnerships:
     Equity investments                                     1,325,667              1,377,930
     Receivables, net                                       3,630,712              3,429,712
                                                            ----------             ----------
                                                            4,956,379              4,807,642
                                                            ----------             ----------

Property and equipment, net:
     Consolidated hotels                                    5,218,410              5,327,740
     Land held for sale                                       913,739                913,739
     Corporate                                                269,629                301,726
                                                            ----------             ----------
                                                            6,401,778              6,543,205
                                                            ----------             ----------

Deferred costs and other assets, net of accumulated
     amortization of $448,173 and $452,990                    318,515                215,721
                                                           -----------            -----------
                                                          $14,690,504             14,093,967
                                                           ===========            ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt:
       Consolidated hotels                                     65,306              3,128,478
       Corporate subordinate note                             455,560                   -
     Other current liabilities                                723,611                527,037
                                                            ----------             ----------
     Total current liabilities                              1,244,477              3,655,515
                                                            ----------             ----------

Long-term debt, less current portion:
     Consolidated hotels                                    6,652,248              3,596,888
     Corporate line of credit                                 900,000              1,500,000
     Corporate subordinate note                             1,244,440              1,800,000
     Accrued capital appreciation fee                            -                   289,010
                                                           -----------             -----------
                                                            8,796,688              7,185,898
                                                           -----------             -----------

Other partners' equity                                        216,663                148,369
                                                           -----------            -----------
     Total liabilities                                     10,257,828             10,989,782
                                                           -----------            -----------


Shareholders' equity:
     Common stock, no par value.
       Authorized 20,000,000 shares                         9,805,973              9,736,348
     Accumulated deficit                                   (5,373,297)            (6,632,163)
                                                           -----------            -----------
     Total shareholders' equity                             4,432,676              3,104,185
                                                           -----------            -----------
                                                          $14,690,504             14,093,967
                                                           ===========            ===========

                                            SIGNATURE INNS, INC.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                           Common Stock
                                                  _______________________________   Accumulated
                                                       Shares         Amount           Deficit          Total

____________________________________________________________________________________________________________________
Balance at December 31, 1993                           3,425,807      $9,235,445       (8,738,218)        497,227

 Net income                                                                             2,106,055       2,106,055
 Common shares issued                                  4,358,020         779,403                          779,403
 Notes receivable                                                       (278,500)                        (278,500)
                                                       ----------     -----------      -----------      ----------

Balance at December 31, 1994                           7,783,827       9,736,348       (6,632,163)      3,104,185

 Net income                                                                             1,258,866       1,258,866
 Collection of notes receivable                                           69,625                           69,625
                                                       ----------     -----------      -----------      ----------
Balance at September 30, 1995                          7,783,827      $9,805,973       (5,373,297)      4,432,676
                                                       ==========     ===========      ===========      ==========


                                SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------
Nine months ended September 30                             1995        1994
---------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                $1,258,866   1,680,505
 Items which do not use (provide) cash:
   Depreciation of property and equipment                     248,555     357,094
   Amortization of deferred costs                              68,213      44,314
   Equity in income of hotel limited partnerships, net       (649,072)   (700,544)
   Other partners' equity in income                           191,347     110,393
   Capital appreciation fee accrual                           610,990     164,617
   Gain from debt extinguishment                                 -       (277,805)
   Gain on disposal of hotel                                 (163,032)    (11,285)
   Other current items                                        123,151     (88,929)
   Other non-current items                                    (19,381)    (25,407)
                                                            ----------  ----------
      Net cash provided by operating activities             1,669,637   1,252,953
                                                            ----------  ----------

Cash flows from investing activities:
 Proceeds from sale of hotel                                  163,032   4,310,000
 Property and equipment additions                            (104,359)    (49,659)
 Distributions received from
   hotel limited partnership                                  717,947     451,651
 Loans to hotel limited partnerships                             -       (556,600)
 Advances to hotel limited partnership, net                  (201,000)     80,000
 Deferred costs and other assets                             (171,007)    (23,952)
                                                             ---------  ----------
    Net cash provided by investing activities                 404,613   4,211,440
                                                             ---------  ----------
Cash flows from financing activities:
 Proceeds of long-term debt                                 2,100,000        -
 Repayments of long-term debt                              (3,707,812) (5,090,340)
 Proceeds from issuance of common stock                        69,625     500,903
 Cash distributions to partners
   by consolidated hotel                                     (123,053)     (7,500)
                                                             ---------  ----------
      Net cash used by financing activities                (1,661,240) (4,596,937)
                                                           -----------  ----------

Change in cash and cash equivalents                           413,010     867,456

Cash and cash equivalents at beginning of period            2,035,513   1,219,946
                                                           -----------  ----------

Cash and cash equivalents at end of period                 $2,448,523   2,087,402
                                                           ===========  ==========
Supplemental information:
 Interest paid                                              $ 655,546     915,903
                                                            ==========  ==========
 Income taxes paid                                          $  19,637      11,000
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


NOTE B - AGREEMENT TO REFINANCE SUBORDINATE DEBT

In August 1995 the Company reached an agreement with Banc One Capital Partners II (BOCP II) to repay the $1,800,000 variable rate subordinate note and satisfy the capital appreciation fee obligation prior to their contractual maturity. On September 1, 1995 the Company repaid the balance of the subordinate note along with a single $900,000 cash payment in full satisfaction of the capital appreciation fee. The agreement provides that if a change of control of the Company, as defined, occurs prior to December 1996 an additional fee may be payable to BOCP II.

The source of funds for this transaction was provided by a new $1,700,000 term note from Bank One, Indianapolis along with an advance from the Company's line of credit and corporate cash. The new term note requires monthly principal payments through December 1998 along with interest at the prime rate plus 1.25% per annum.

     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Hotel Operations

Hotel operations of two hotels owned by consolidated affiliates (Indianapolis South and Elkhart) are included in the statement of operations for the nine months ended September 30, 1995 and 1994. The operating results of the Knoxville hotel is reflected in the statement of operations through May 1994, the date the Company-owned hotel was sold to an affiliated partnership.

Hotel revenues of $2,687,484 for the nine months ended September 30, 1995 represented a $439,867 decrease compared to the same period of 1994. Hotel revenues from the two hotels owned by consolidated affiliates increased $180,400 for the nine months; the offsetting decrease resulted from the disposition of the Knoxville hotel in May 1994. The increased revenues of the two hotels owned by consolidated affiliates resulted from a combined increase in occupancy and average room rates for the period. Hotel revenues for the third quarter of 1995 represented a 3.3% increase compared to the same quarter in 1994 due to the increased performance at the two hotels owned by consolidated affiliates.

Hotel costs and expenses of $1,322,526 for the nine months ended September 30, 1995 represented a $288,362 decrease compared to the same period of 1994. Hotel costs and expenses from the two hotels owned by consolidated affiliates increased $67,093 for the period, due primarily to the increase in the number of rooms sold, and the offsetting decrease resulted from the disposition of the Knoxville hotel in May 1994. Hotel costs and expenses for the third quarter of 1995 represented a 4.8% increase compared to the same quarter in 1994 due to the increase in the number of rooms sold at the two hotels owned by consolidated affiliates.

Hotel depreciation and amortization expense decreased $122,804 for the nine months ended September 30, 1995 compared to the same period of 1994 due primarily to the Knoxville hotel disposition in May 1994. Hotel depreciation and amortization includes $218,421 for the nine months ended September 30, 1995, relating to the two hotels owned by consolidated affiliates.

Corporate Operations

The increase in management and franchise fee income for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994 is due to increased revenues at the partnership owned hotels and the recognition of fees beginning in May 1994 from the partnership owned Knoxville hotel, offset slightly by fees earned from non-affiliates under short-term agreements which expired in late 1994. For the nine months ended September 30, 1995 compared to the same nine-month period in 1994 chainwide occupancy decreased one percentage point and average daily rate increased 4.7%. The hotel industry experienced continued improvement compared to the same nine months in 1994 and industry wide occupancies are expected to continue to improve throughout 1995. While the industry room demand growth rate is increasing faster than the supply of new rooms, substantially all hotel markets where Signature Inns are located are experiencing new hotel rooms opening, under construction or in the planning stages. Hotel occupancies at certain of the partnership-owned hotels may be negatively impacted which could negatively effect the Company's management and franchise fee revenue.

General and administrative expenses for the three and nine month periods ended September 30, 1995 compared to the same period in 1994 increased due to increased employee compensation and legal costs.

          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


Other Income (Deductions)

Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated hotel partnerships' income or loss. The decrease for the nine month period ended September 30, 1995 compared to the same period in 1994 of $51,472 is attributable to the Company's $117,913 share of a one time gain resulting from a partnership's debt restructuring in June 1994, offset partially by increased hotel partnership income and increased ownership in one parntership owned hotel.

The increase in interest income for the three and nine month periods ended September 30, 1995 compared to the same period in 1994 is a result of higher investable cash balances earning a higher yield and interest income earned from the Company's loans to affiliated hotel partnerships. Interest income includes $48,018 and $34,820 on loans to affiliated hotel partnerships for the nine months ended September 30, 1995 and 1994, respectively.

Interest expense for the three and nine month periods ended September 30, 1995 compared to the same period in 1994 decreased due to decreased average outstanding indebtedness during the respective periods, offset slightly by higher average interest rates. Interest ceased on the $4.9 million Knoxville hotel loan upon the sale of the hotel in May 1994.

As described in NOTE B, the Company terminated the capital appreciation fee arrangement in exchange for a single cash payment of $900,000 on September 1, 1995. Through June 30, 1995, $745,651 of related expense was accrued representing the estimated amount due the lender based on the negotiated payment. An additional $154,349 of related expense was charged to operations in the third quarter of 1995.

In August 1995, the Company sold its easement rights to a billboard to a billboard company for approximately $165,000.

Capital  Resources and Liquidity

The Company believes that the cash generated from management and franchising activities and its return on hotel partnership investments, along with additional borrowing capabilities and its cash investments will provide adequate liquidity to meet its operating needs and the payment requirements of its corporate obligations over the next twelve months.

At September 30, 1995, a $3.1 million non-recourse hotel mortgage loan of a consolidated hotel affiliate is reflected as a long-term liability in the consolidated financial statements. The Company is in the process of refinancing this mortgage loan. Based upon preliminary commitments received the Company anticipates completing such refinancing prior to the December maturity.

In October the Company entered into a partnership agreement with a joint venture partner; approximately $400,000 of cash was contributed by the Company for a 40% equity interest in the new partnership.

PART II - OTHER INFORMATION
---------------------------

     Item 1. Legal Proceedings
             See note below

     Item 2. Changes in Securities
             See note below

     Item 3. Default upon Senior Securities
             See note below

     Item 4. Submission of matters to Vote of Security Holders
             See note below

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



                                SIGNATURE INNS, INC.





Date November 10, 1995       By
     -----------------          ---------------------------------------
                                John D. Bontreger, President and C.E.O.




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                Mark D. Carney, Vice President Finance
                                and C.F.O.




Date November 10, 1995        By
     -----------------          ---------------------------------------
                                Martin D. Brew, Treasurer/Controller