Form 10KSB
period 1995-12-31
SIGNATURE INNS INC/IN
filed 1996-03-11
CIK 352948

[LIVE]

=================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1995

                  Commission File Number 0-9659


                       SIGNATURE INNS, INC.
         (Exact name of small business issuer in its charter)


                     Indiana                   35-1426996
                     -------                   ----------
         (State or other jurisdiction of   (I.R.S. Employer
          incorporation or organization)    Identification No.)


  250 East 96th Street, Suite 450, Indianapolis, Indiana 46240
  (Address of principal executive offices)       (Zip Code)

           Registrant's telephone number (317) 581-1111
                                         --------------

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                           ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form. No disclosure will be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference herein. [checkmark]

  Issuer's revenues for the most recent fiscal year: $6,597,000

  Aggregate Market Value of Voting Stock Held by Non-Affiliates:
     (Computed on average bid and asked price as of March 5,
                      1996.) $8,706,350

     Total Shares Outstanding as of March 5, 1996:  7,784,327

Documents Incorporated By Reference: The Proxy Statement to be mailed to shareholders on or about April 12, 1996, is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

     Yes      ; No   X
         -----     -----

=================================================================

                              PART I
                              ------


     Items 1 and 2.  Business and Properties
     -------------   -----------------------

                             General

     Signature Inns, Inc. (the "Company") was incorporated under the laws of the State of Indiana on March 31, 1978. The Company operates under management and franchise agreements, 23 Signature Inn hotels located in six midwestern states. The Signature Inn chain of hotels is classified in the upper-economy/limited service segment of the hotel industry. The Company has four, wholly-owned subsidiary corporations. Signature Securities Corporation ("SSC"), is an SEC/NASD registered "limited" broker-dealer which previously was engaged in the offer and sale of direct participation programs (e.g., limited partnership real estate offerings) of partnerships affiliated with Signature Inns, Inc. SSC has marketed thirteen limited partnership programs. However, SSC has not offered limited partnership interests since 1989.

     The Signature Franchise Corporation ("SFC") subsidiary was organized in connection with the 1992 Debt Restructuring. SFC never engaged in any business operations.

     The P & N Corporation ("P & N") subsidiary was organized in late 1993 and acts as the general partner of the Peoria/Normal Signature Limited Partnership, which owns and operates the Normal and Peoria, Illinois, Signature Inn hotel properties , the Knoxville Signature Limited Partnership which owns and operates the Knoxville, Tennessee, Signature Inn hotel property and Meridian Signature Limited Partnership which owns land and a hotel under construction in Indianapolis, Indiana. Those properties are managed and franchised under management and franchise agreements between the partnerships and the Company.

     The S.I.E. Corporation subsidiary was organized in December
1995 and acts as general partner for Signature Northwestern Ltd., I.

     The principal offices and place of business of the Registrant consist of approximately 9,000 square feet of leased office space at 250 East 96th Street, Suite 450, Indianapolis,
Indiana 46240.

           Affiliated Hotel Partnerships and Joint Ventures

     The Company, directly or through a wholly-owned subsidiary, is the general partner of a total of 21 Indiana limited partnerships and joint venture partnerships. The partnerships own an aggregate of 23 Signature Inn hotels totaling 2,748 rooms.
 Each of those 23 operating hotels and one additional eighty-one room hotel currently under construction are operated under long-term management and franchise agreements with the Company, from which the Company derives substantial fee revenue.

     The Company's ownership interest in the following affiliated hotel partnerships ranges between 5% and 50%, depending upon the capital contributions made to the particular partnership and other factors relating to the structuring of the partnership.
All mortgage loans on partnership properties are non-recourse to the General Partner.

Partnership              Date Organized      Location of Hotel(s)
-----------              --------------      --------------------
Signature I Ltd.         01/16/81            Fort Wayne, IN

Signature II Ltd.        11/12/81            Indianapolis, IN

Signature III Ltd.       02/04/82            Lafayette, IN

Signature IV Ltd.        08/27/82            Muncie, IN

Signature V Ltd.         03/09/84            Cincinnati, OH

Signature Southport      04/23/84            Indianapolis, IN
Joint Venture

Signature Northwestern   12/31/84            Indianapolis, IN
Ltd. I

Signature VI Ltd.        01/16/85            Indianapolis, IN

Signature VII Ltd.       04/24/85            Columbus, OH, and  Kokomo, IN

Signature VIII Ltd.      11/05/85            Evansville, IN

Signature IX Ltd.        07/01/86            Terre Haute, IN

Signature Elkhart Ltd.   07/02/86            Elkhart, IN

Signature X Ltd.         09/19/86            Florence, KY, and Sharonville
                                             (i.e., Cincinnati), OH

Signature XI Ltd.        09/26/86            Miamisburg (i.e., Dayton), OH

Signature XII Ltd.       10/03/86            South Bend, IN

Signature XIV Ltd.       12/12/86            Louisville, KY

Signature XVII Ltd.      09/20/88            Indianapolis (North), IN

Signature XXI Ltd.       06/12/89            Bettendorf, IA

Peoria/Normal Signature  12/16/93            Normal, IL and Peoria, IL
Limited Partnership

Knoxville Signature      05/04/94            Knoxville, TN
Limited Partnership

Meridian Signature       July 96             Carmel, IN
Limited Partnership      Planned opening

     As noted above, each of the partnership's hotels is managed by the Company pursuant to a Management Agreement entered into between the Partnership and the Company. Under the terms of the Management Agreements, the Company establishes policies for the partnership's employees. The Company also establishes room rates, directs the promotional activity of the Partnership's employees, supervises the purchase and replacement of equipment, supplies and inventories, supervises maintenance activities and selects vendors, suppliers and independent contractors. In addition, the Company performs all bookkeeping and administrative duties in connection with each of the partnership hotels and administers payments and reports to the limited partners. For its services to the partnerships, Signature receives management fees averaging approximately 5% of the gross receipts per month for each partnership hotel. In addition, the Company receives reimbursement of certain expenses which it incurs in connection with the Management Agreement, including reimbursement for salaries and related costs of the hotel general and assistant general managers, who are employed by the Company, but who devote all of their time to a particular partnership hotel property.
The terms of the Management Agreements range from 5 to 15 years and are renewable on the mutual agreement of the parties.

     In addition, each of the foregoing properties is operated as a franchisee of the Company. Each partnership is required to enter into a standard Signature Inn Individual Hotel License Agreement with the Company with respect to each franchised hotel. By the terms of those franchise agreements, the partnership pays to the Company monthly franchise fees (i.e., royalties) equal to 4% of the gross receipts of each of the hotels. In addition, each partnership contributes 3.5% of gross receipts to an advertising and reservation fund administered by the Company to fund chain wide advertising programs and a toll-free centralized reservation system. The initial term of each of the franchise agreements is ten years, and the partnerships have options to renew the agreements for additional five-year terms. Under the terms of the franchise agreements, the partnerships are authorized to use the name "Signature Inn" as well as other trademarks and logos associated with the Signature system, and the Company provides various services in relation to that system.

                    Other Real Estate Interests

     The Company is the owner of two parcels totaling 9.7 acres of unimproved real estate located adjacent to the Signature
Elkhart hotel site. The Company plans to sell these parcels to restaurant and other developers.

     The Company is the owner of a 5.9 acre parcel of unimproved real estate located in Nashville, Tennessee. The Company plans to develop a Signature Inn hotel on a portion of the property, and sell the remaining portion to a restaurant or other developer.

     The Company is the owner of an approximate 1.1 acre parcel of unimproved real estate located adjacent to the Signature
Peoria hotel site. The Company plans to sell this site to a restaurant developer.

                   Signature Inn Hotel Concept

     The Signature Inn concept has been continuously improved since 1981 and has been favorably received by the traveling public. The Signature Inn concept is predicated upon a simple principle of providing first-class service to its hotel Guests on a consistent basis in all hotels. In order to accomplish this type of service, Signature has developed a guest services program entitled "Legendary Service," which involves the employment of individuals who are goal and team oriented, possess a positive mental attitude, a good work ethic, have a sincere desire to serve our Guests and portray the clean-cut "Signature Look." Those employees are then trained under the Legendary Service program to provide efficient, friendly and courteous service.
The Legendary Service program also requires that, in the event a problem cannot be resolved to the satisfaction of a guest, the guest will receive a money-back guarantee.

     In addition to the Legendary Service provided by the employees to hotel Guests, the Signature concept is also identified by the physical features and specialized services offered to Guests. Signature Inn hotels have large, spacious, well furnished and attractively decorated lobby-registration areas. The guest rooms are attractively decorated and designed to have a high aesthetic appeal and to provide convenience and comfort. Signature rooms feature a queen or king-sized bed and a recliner chair. Special services and amenities offered by Signature Inn hotels include:

Newspaper delivered to room        HBO, cable and in-room movies
Fax Machines                       Meeting rooms
Large desk in all rooms            Interview centers
Free local calls                   Guest storage facilities
Free Breakfast Express             Business center facilities
Professional conference center     No-Smoking rooms
Outdoor or indoor swimming pool    Guest spa rooms
                                   Guest voice mail

Other than the professional conference center, meeting rooms, in-room movies and long distance charges for fax machines, all items on the foregoing list are furnished to the guest on a complimentary basis.

     Although each Signature Inn hotel offers high quality lodging accommodations and services to the public, Signature Inn hotels do not offer restaurant, bar or lounge facilities. As with many other economy/limited service hotels, the Company eliminated what it considered to be the lower profit margin departments of "food and beverage" and the unproductive and costly, large public areas associated with full service hotels.
However, the Signature Inn hotels are generally located adjacent to or near quality restaurants for the convenience of their Guests. Because Signature Inns do not have restaurants inside the hotels, Signature Inn hotels, like other economy/limited service hotels, generally have a significantly lower break-even threshold and are not as labor and management intensive as All-Suite or Full Service hotels.

                     Hotel Industry Overview

     Signature Inn hotels operate in the "upper economy/limited service" segment of the hotel industry. The following table illustrates average occupancy and average daily room rates ("ADR") for the years indicated of the Signature Inn chain (23 hotels) compared to "upper economy chains" and the industry:

                                     Occupancy                      ADR
                              ----------------------      ------------------------

                                1995   1994   1993         1995     1994     1993
                                ----   ----   ----         ----     ----     ----
Signature Inn Chain             67.2%  67.9%  66.2%        $55.81   $53.45   $50.48

Upper Economy Chains*           64.4%  64.2%  63.3%        $47.39   $44.97   $43.25

Hotel Industry*                 65.5%  65.1%  63.1%        $67.34   $63.64   $61.31

*Source:  Smith Travel Research.

     The Company believes an important indicator of hotel performance within a segment of the industry is "revenue per available room" (REV PAR), which combines both the occupancy and the average daily room rate achieved. REV
PAR for the years indicated for the Signature Inn chain and the "upper economy chains" is as follows:

                                     REV PAR
                        ----------------------------------

                         1995          1994        1993
                         ----          ----        ----
Signature Inn Chain      $37.50        $36.29      $33.42

Upper Economy Chains     $30.52        $28.87      $27.38

     The upper economy/limited service hotels have performed better than all other segments in the industry during the past several years. It is management's belief that the economy/limited service hotel segment will continue to be the fastest growing segment in the U.S. hotel industry. Accordingly, management believes that the Signature Inn chain of hotels are competitively positioned within the domestic lodging industry.

     The hotel industry experienced declines in average occupancy rates for several years prior to 1991 brought on by room supply growth exceeding room demand, and annual average daily rate increases less than inflation due to significant discounting of room rates. In 1992, the industry began to improve with increasing average occupancy and larger average daily rate gains. Through 1995, this favorable trend has continued. However, continuation of this positive trend in the hotel industry is dependent in large part on demand growth in relation to supply growth over the next several years. Room demand growth continues to increase faster than supply growth, although recently the supply growth appears to be accelerating.

                          Trademarks

     The mark "Signature Inn" with related logo was registered by the Company with the Indiana Secretary of State effective on October 8, 1980. In addition, on October 4, 1982, the mark "Signature Inn" (with logo) was registered on the principal register of the United States Patent and Trademark Office. On September 18, 1984, the mark "Signature Inn", only, and the stylized "S" logo, only, were registered on the principal register of the United States Patent and Trademark Office. On February 14, 1990, the declarations of five years use for each of the marks was accepted by the United States Patent and Trademark Office. These registrations are now in effect until a renewal date of September 18, 2004. Another mark, "We Help You Get Down to Business," which is used by Signature Inns in its hotel operations, was registered with the United States Patent and Trademark Office on October 12, 1982. An additional mark, "Sincerely Yours," was registered in 1990 with the United States Patent and Trademark Office. The mark "Breakfast Express" was registered with the U.S. Patent and Trademark Office on November 3, 1992. The Mark "There's Something Personal About a Signature" was registered with the U.S. Patent and Trademark Office on April 30, 1991.

     On June 1, 1989, Signature Inns, Inc. entered into an agreement with a Canadian group which had owned the Canadian trademark registration of "Signature Inn." Under the agreement, the Canadian registration of the mark "Signature Inn" became the property of Signature Inns, Inc.

               Corporate Account Sales and Marketing

     Signature Inns, Inc. systematically develops regional and national accounts consisting of corporations and travel agency consortiums which use one or more Signature Inn hotels in the chain on a regular basis. Many of these publish their own corporate travel directories, stipulating hotel locations which have been approved for lodging accommodations. Signature Inns appears in numerous corporate and travel consortium directories, including the following: Maritz, Carlson/Wagonlite, BTI Americas, ABC Corporate Services, Rosenbluth Travel, General Motors, Ameritech, and Navistar. In addition, a National Sales Director and Director of Hotel Sales work with and assist hotel employees responsible for local sales efforts in Signature Inn markets. This corporate marketing program gives Signature Inn hotels excellent visibility to business customers who are likely to utilize Signature Inns on a systematic and chain-wide basis.

                   Centralized Reservation System

     Signature Inn hotels utilize Teleservice Resources, a subsidiary of AMR Company based in Dallas/Fort Worth, Texas, to provide central reservation services. The 800 number utilized by Signature as its central reservation number allows the public in the United States and Canada to make toll-free reservations by telephone, and travel agents can make electronic reservations by using one of several electronic airline reservation systems.

                         Hotel Advertising

     Signature Inns, Inc. utilizes the services of Lord, Sullivan & Yoder, Inc. Advertising of Columbus, Ohio, to provide full-service advertising for the Signature Inn chain and to direct the chain's advertising program. Lord, Sullivan & Yoder, Inc. assists in the formulation of the Signature Inn chain and individual hotel advertising programs and budgets. The Company also utilizes Montgomery Zukerman Davis, Inc., a full-service advertising firm located in Indianapolis, Indiana, for public relations activities.

                             Employees

     Including its five executive officers, the Company employs twenty-five full-time employees at its corporate office. In addition, the general and assistant general manager at each of the 23 operating Signature Inns are employees of the Company. The Company also employs approximately seventy-five full-time employees at three of the hotels managed by the Company. The Company believes it has an excellent relationship with its employees.

                            Seasonality

     Demand for hotel accommodations varies seasonally in the Company's current market areas. Typically, demand for hotel accommodations and, correspondingly, occupancy rates for each of the Signature Inn hotels within the Signature chain will be higher during the period from March through October and lower during the period from November through February.

                            Competition

     The operation of hotels is an extremely competitive business. Signature Inns, Inc. as a management company and its affiliated hotel partnerships as owners of hotels are each in competition with numerous management companies and hotel chains in their respective areas of operation of varying quality and size, including national and regional chains, and hotels which have available to them greater name recognition and financial resources than the Company. The Company believes its management possesses adequate experience and that the Signature Inn concept is sufficiently recognized to enable the chain to compete successfully against its competitors.

                           Refurbishing

     To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurbishing and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the property may be diminished. Each affiliated hotel limited partnership establishes reserve funds in connection with the operation of its hotel for refurbishing which are generally based upon specified percentages of hotel revenues.

                 Energy and Environmental Factors

     Present and future regulations issued to meet federal or local antipollution standards, limitations on or rationing of gasoline usage, gasoline shortages, or other effects of any future energy crisis or shortage of natural resources may affect adversely utilization of one or more of the Signature Inn hotel properties by travelers or increase the cost of operating such properties and thus adversely affect the Company's operations. Further, environmental studies required to be performed by the Company and its affiliated partnerships in connection with the acquisition of properties in order to avoid potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Super Fund Amendments and Reauthorization Act of 1986, add to the costs and risks of acquisition of real estate sites generally.

                  Americans With Disabilities Act

     The Company believes that all Signature Inn hotels within the Signature Inn chain currently are in compliance with the Americans With Disabilities Act and does not anticipate that future compliance with this regulation will require substantial cash resources.

                          Miscellaneous

     Neither the Company nor any of its affiliated limited partnerships are dependent upon a single customer or a very few customers, the loss of any one of which would not have a material adverse effect on the Company. All raw materials utilized by the Company and its affiliated limited partnerships in the construction or refurbishing of their respective hotels are believed to be readily available at competitive prices. The Company is not engaged in any material research or development activities.

             THE COMPANY'S PAST FINANCIAL DIFFICULTIES,
      RESTRUCTURINGS,REFINANCINGS AND CAPITAL APPRECIATION FEE

     In October, 1989, the Company's primary development lender and lead bank on its line of credit refused to renew on normal terms the Company's line of credit, which had previously been
routinely renewed on an annual basis.   In March 1990, the bank
refused to further renew the line of credit at all. The Bank's refusal to renew the line of credit caused the Company to terminate two on-going public offerings of affiliated limited partnership interests and prevented the Company from structuring and syndicating any such offerings after 1989. As a result, nine hotels in their "start-up" phase were not adequately financed and their operation caused the Company to exhaust substantially all of its cash resources and historically adequate working capital reserves. In order to protect the Company's assets from threatened action by the lenders, and to provide sufficient time to structure alternative financing arrangements, the Company initiated a Chapter 11 bankruptcy proceeding in April, 1990. As the debtor-in-possession, the Company continued in possession and control of its nine hotel properties and other assets.

     In March 1991, a Court order and judgment were entered confirming the Company's Plan of Reorganization ("Confirmed Plan"). The Company made the required payments under the Confirmed Plan throughout the balance of 1991. During the latter part of 1991, occupancy and average daily room rate levels for the nine Company-owned hotels, as a group, were substantially lower than the levels which had been projected as a basis of the Company's Confirmed Plan. As a result, the Company's operating results were significantly adversely affected. The cash flow from the Company's operations, together with the cash balances on hand at the confirmation of the Confirmed Plan, were not sufficient to allow the Company to continue to service its indebtedness under the terms of the Confirmed Plan. In January 1992, the Company suspended debt service payments to four banks, resulting in material defaults under the Confirmed Plan.

     During 1992 and 1993, the Company transferred ownership of a total of six Company-owned hotels to construction mortgage lenders in lieu of foreclosure and in full release and discharge of the mortgage indebtedness owing by the Company on those hotels. In addition, three previously affiliate-owned hotels were also reconveyed to the respective mortgage lenders. As a result, during those two years, the number of Signature Inn hotels operating in the Signature Inn chain decreased from 32 hotels to 23 hotels.

     In December 1992, the Company and its lead bank entered into a comprehensive Restructure Agreement, pursuant to which indebtedness owing by the Company in the aggregate principal amount of $35,242,000 was significantly modified and restructured and warrants for preferred stock were issued to the bank (the "Restructuring"). In November 1993, the Company entered into an Addendum to Restructure Agreement (the "Addendum"). Under the terms of the Addendum, the Company's primary bank granted to the Company the right and option, exercisable not later than December 31, 1993, to pay $6,000,000 in cash in full settlement, satisfaction, release and discharge of all indebtedness and other obligations owing by the Company under the Restructure Agreement, including the warrant obligations under the Restructuring. As a condition to the option, the Company was required to convey to a to-be-formed affiliated limited partnership (the "Partnership") the Company's Normal and Peoria hotels, thereby eliminating the mortgage indebtedness owing on those hotels.

     In December 1993, the Company, with Banc One Capital
Corporation of Columbus, Ohio ("BOCC"), acting as financial advisor, completed the settlement, satisfaction, release and discharge of all obligations under the Restructuring (the
"Refinancing"). The necessary funds required by the Refinancing were provided by the following sources:

          (a) Bank One, Indianapolis, N.A. ("Bank One") provided a "senior" credit facility in the principal amount of $2,500,000, with an initial maturity date of December 31, 1995, renewable annually thereafter on May 31 of each year for a two-year term.

          (b) Banc One Capital Partners II Limited Partnership ("BOCP II") provided a variable rate subordinated loan in the principal amount of $1,800,000, with a final maturity date of December 16, 1998 ("the "Subordinated Loan").

          (c) The Company provided approximately $1,200,000, which represented the amount which the Company, as seller, realized upon the sale of its Normal and Peoria Hotel Properties to Peoria/Normal Signature Limited Partnership.

          (d) The Company also provided approximately $1,000,000 from its general, unrestricted corporate cash balances.

     The gain to the Company from debt extinguishment in connection with the Refinancing eliminated entirely the Company's shareholders' deficit and restored a positive shareholders' equity.

     In connection with the Subordinated Loan, the Company agreed to pay to BOCP II a "Capital Appreciation Fee" equal to 25% of the value of the Company, measured according to three alternative calculations, not earlier than 36 months nor later than 72 months after December 16, 1993. In August, 1995, the Company entered into a Repayment Agreement with BOCP II pursuant to which (a) the unpaid principal balance of the Subordinated Loan was repaid in full, together with all accrued interest thereon, and (b) the Company paid, and BOCP II accepted, a payment of $900,000 in full satisfaction of the Company's Capital Appreciation Fee obligation, subject to adjustment to the original terms of the Capital Appreciation Fee in the event of a Private Sale of the Company, as defined in the original fee agreement, on or before December 16, 1996.

     In connection with the BOCP II subordinated debt financing, BOCP II required the Company's officers to commit to invest at least $500,000 in the Company's Common Stock. In order to facilitate such investment, allow the other shareholders an opportunity to avoid possible dilution of their interests in the Company and to raise additional equity for the Company, the Company filed a Registration Statement with the Securities and Exchange Commission on April 12, 1994, pursuant to which the Company's existing shareholders were issued non-transferrable rights to purchase an additional five (5) shares of the Company's Common Stock for each one (1) share currently held at a purchase price of twenty cents ($.20) per share. In addition to the investment by Management, a total of 1,808,520 shares of Common Stock were issued, for an aggregate purchase price of $361,704, pursuant to the rights offering.

         Certain Affiliated Partnerships Operating Losses

     A number of the Company's affiliated partnerships have experienced financial difficulties in varying degrees, in most cases principally resulting from operating losses and cash flow deficits experienced by certain hotels owned by such partnerships.

     Signature XVI Ltd., the owner of a Signature Inn hotel in Lexington, Kentucky, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on September 26, 1991. Because Signature XVI Ltd. was not able to secure replacement financing, the mortgage lender on the Lexington property obtained title to the Lexington hotel in July, 1992. The Signature XVI Ltd. partnership was thereafter terminated and dissolved.

     Signature XXI Ltd., which owned Signature Inn hotels in Bettendorf, Iowa, and Auburn Hills, Michigan, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on July 26, 1991. A foreclosure and sale of the Auburn Hills property took place in February 1992, with the mortgage holder taking title to the Auburn Hills property. The Signature XXI Ltd. Plan of Reorganization was confirmed by the Bankruptcy Court on November 2, 1992 and provided for the continuation of the Partnership and its operation of the Bettendorf hotel. The Bettendorf mortgage loan was restructured, retroactive to January 1, 1992, into three non-recourse replacement notes maturing December, 1995, with an option to extend the maturity to December, 1997.

     Defaults have also existed with respect to hotel financings involving Signature XI Ltd.'s Dayton, Ohio, hotel project and Signature XVII Ltd.'s Indianapolis, Indiana, hotel project. The defaults with respect to those hotels were cured under restructured financing arrangements with the Partnership's lenders completed in 1994.

     Item 3. Legal Proceedings. With the exception of the prior Chapter 11 bankruptcy proceedings of Signature Inns, Inc. and the prior Chapter 11 bankruptcy proceedings of Signature XVI Ltd. and Signature XXI Ltd., affiliates of the Registrant, described earlier, all of which matters have been resolved, neither the Registrant nor any of its subsidiaries nor any of its affiliates, is or was a party to, nor is their property the subject of, any material pending legal, administrative, judicial, or similar proceeding. The Registrant and certain of its affiliated limited partnerships are involved, from time to time, in routine litigation incidental to their businesses. There are no proceedings to which any director, officer, nominee or affiliate of the Registrant or its subsidiaries or affiliates is a party adverse to the Registrant or its subsidiaries or affiliates or has a material adverse interest to the Registrant or its subsidiaries or affiliates.

     Item 4.  Submission of Matters to a Vote of Security
Holders.   No matter was submitted to a vote of the security
holders of the Registrant during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.

                            PART II

     Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters. The Shares of the Company's Common Stock are not listed on any securities exchange and are not the subject of any quotations under the "NASDAQ" system. Until 1987, shares of the Company's Common Stock were not actively traded in any established public trading market. Paragon Capital Corporation of Boca Raton, Florida, undertakes to make a market in and to provide quotes for the Company's Common Stock. There has been limited trading in the Shares of the Company since January 1990. Because of the Company's past financial difficulties, there has existed only a limited "work-out" ["by appointment"] trading market in the Company's stock.

     The range of high and low bids for the Company's Common
Stock for each quarter within the last two fiscal years is set forth below:


     Quarter             High Bid(1)         Low Bid(1)
     -------             -----------         ----------
     12/31/95            $  3/4              $  1/2
      9/30/95               3/4                 1/2
      6/30/95               1/2                 1/2
      3/31/95               1/2                 1/8
     12/31/94               1/4                 1/8
      9/30/94               1/4                 1/8
      6/30/94               1/8                 1/8
      3/31/94               1/4                 1/8

<F1>
(1) Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The book value per share of the Company's Common Stock, as of December 31, 1995, was $.62. Quotations as provided by Paragon Capital for the Company's Common Stock have averaged approximately $.58 "bid" and $1.75 "offered" during the ninety
(90) days preceding the date of this filing.

     As of the date of this Form 10-KSB, there are approximately
4,800 holders of the Company's Common Stock.

     The Company has not declared or paid any cash dividends on its Common Stock. The Company is prohibited from paying any cash dividends on its Common Stock under the terms of the Credit
Agreement between the Company and Bank One, Indianapolis,
National Association, dated December 16, 1993.

     Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Hotel Operations
Hotel operations of two hotels owned by consolidated affiliates (Indianapolis South and Elkhart) are included in the 1995 statement of operations for all of 1995, 1994 and 1993. Effective December 29, 1995, the operating results of a third consolidated affiliate (Indianapolis East) are included in the statement of operations. The operating results of the Company-owned Knoxville hotel and two other Company-owned hotels (Peoria and Normal) are reflected through May 1994 and December 1993, respectively, the dates these hotels were sold to affiliated partnerships. The operating results of three additional Company-owned hotels are reflected through the second quarter of 1993, the dates ownership of these hotels was transferred to lenders.

Hotel revenues of $3,470,062 for the year ended December 31, 1995 represented a $372,087 decrease compared to 1994. Hotel revenues from Indianapolis South and Elkhart increased $244,701 for the year, offsetting the decrease from the disposition of the Company-owned Knoxville hotel in May 1994. The increased revenues of Indianapolis South and Elkhart resulted from a 2.7% increase in occupancy and a 4.1% increase in average room rates for the year. Hotel revenues of $3,842,149 for the year ended December 31, 1994 represented a $5,384,721 decrease compared to 1993. Hotel revenues from Indianapolis South and Elkhart increased $339,633 for the year offsetting the decrease from the disposition of the Company-owned Knoxville hotel in May 1994 and the five Company-owned hotels in 1993. The increased revenues of Indianapolis South and Elkhart resulted from a 5.5% increase in occupancy and a 5.2% increase in average room rates for the year.

Hotel costs and expenses of $1,757,515 for the year ended December 31, 1995 represented a $275,880 decrease compared to 1994. Hotel costs and expenses from Indianapolis South and Elkhart increased $76,096 for the year, due primarily to the increase in the number of rooms sold, offsetting the decrease from the disposition of the Company-owned Knoxville hotel in May 1994. Hotel costs and expenses of $2,033,395 for the year ended December 31, 1994 represented a $3,439,442 decrease compared to 1993. Hotel costs and expenses from Indianapolis South and Elkhart increased $119,016 for the year, due primarily to the increase in the number of rooms sold, offsetting the decrease from the disposition of the Company-owned Knoxville hotel in May 1994 and the five Company-owned hotels in 1993.

Hotel depreciation and amortization expense decreased $116,965 for the year ended December 31, 1995 compared to 1994 due primarily to the hotel disposition in May 1994. Hotel depreciation and amortization expense decreased $959,738 for the year ended December 31, 1994 compared to 1993 due primarily to the hotel dispositions in 1993 and in May 1994. Hotel depreciation and amortization includes $272,290, $288,555 and $320,558 for 1995, 1994 and 1993, respectively, relating to Indianapolis South and Elkhart.

Corporate Operations
Management and franchise fees increased $105,115 for the year ended December 31, 1995 compared to 1994. Management and franchise fees from the three hotels sold to affiliated limited partnerships in 1994 and 1993 amounted to $419,397 and $317,659 in 1995 and 1994, respectively. During 1995, the Company began recognizing management and franchise fee income from a partnership upon the reduction of a fee subordination limitation and the restructuring of the debt of the partnership. These recognized fees totalled $48,742 in 1995. The remaining increase in fee income is due to increased revenues at the other
partnership hotels.   For 1995, chainwide occupancy decreased 0.7
percentage points to 67.2% and average daily rate increased $2.36 to $55.81. The hotel industry experienced an average 1995 occupancy of 65.5% compared to 65.1% during 1994. This marks the fourth consecutive year for industry wide occupancy increases, and industry wide occupancies are expected to continue to improve during 1996. The room demand growth rate continues to increase faster than the supply of new rooms, although recently the supply growth rate appears to be accelerating. The majority of Signature Inn hotel markets have recently seen new hotel rooms either added or under construction causing hotel occupancies at certain partnership hotels to be negatively impacted and other hotels may also be adversely effected in the future. The Company believes its financial structure and resources are adequate to withstand the potential negative effect of the increased competition on the hotels and the associated fee income. Management and franchise fees increased $425,912 for the year ended December 31, 1994 compared to 1993. The Company began recognizing management and franchise fees under agreements with two hotels sold to an affiliated partnership in December 1993 and with another hotel sold to an affiliated partnership in May 1994. The remaining increase in fee income is due to increased revenues at the other hotels. Chainwide occupancy and average daily rate for 1994 increased 1.7 percentage points and $2.97, respectively.

The Company anticipates earning management and franchise fee income from a new 81 room partnership-owned hotel scheduled to open in the summer of 1996.

Through late 1994, the Company earned fees from managing Signature Inn hotels owned by non-affiliates, primarily lenders that had taken possession of a Signature Inn hotel as part of the Company or affiliated partnerships' financial restructuring during 1993 and 1992. Fees earned from non-affiliates under short-term agreements amounted to $63,549 and $197,175 in 1994 and 1993, respectively.

General and administrative expenses for the year ended December 31, 1995 were $2,236,622 which represented a $94,830 increase compared to 1994. The increase is attributable to increased
employee compensation and legal costs.   General and
administrative expenses for the year ended December 31, 1994 were $2,141,792 which represented a $240,427 decrease compared to 1993. The decrease is attributable to reduced labor and legal costs.

Other Income (Deductions) Equity in income of hotel limited partnerships represents the Company's share of the partnerships' income or loss. The increase of $34,125 for the year ended December 31, 1995 is attributable to increased profitability of the partnership owned hotels in 1995 and an increased ownership percentage in one hotel. In addition, one time gains totalling $91,797 and $117,913 were recognized by the Company in 1995 and 1994, respectively (based upon its ownership share) upon debt restructuring of partnerships. The increase of $518,654 for the year ended December 31, 1994 is attributable to increased profitability of the partnership owned hotels in 1994 from increased occupancy and room rates, increased ownership percentages in two hotels and the recognition of the one time gains of $117,913.

Interest income for the year ended December 31, 1995 increased $85,706 compared to 1994. The increase was a result of higher investable cash balances earning a higher yield and interest income earned for a full year in 1995 from the Company's loan participation agreements. Interest income recognized from the notes due from the Operating Management of the Company were $13,864 and $12,488 for 1995 and 1994, respectively. Interest income for the year ended December 31, 1994 increased $96,051 compared to 1993. The increase was a result of higher investable cash balances earning a higher yield, interest income recognized from the notes due from the Operating Management of the Company executed in April 1994, and interest income earned from the Company's loan participation agreements in connection with the three hotels sold to affiliated limited partnerships in December 1993 and May 1994.

Interest expense for the year ended December 31, 1995 represents a $294,095 decrease compared to 1994 due to decreased average outstanding indebtedness and the retirement of the higher rate variable note with the term note on September 1, 1995, offset slightly by the increased cost of borrowings due to the increase in the prime lending rate on the line of credit throughout the year compared to 1994 and the variable rate subordinate note through August 1995. Interest expense for the year ended December 31, 1994 represents a $2,180,823 decrease compared to 1993. Interest ceased to accrue on hotel loans upon the transfer of ownership of three hotels to lenders during May and June of 1993, the sale of two hotels in December 1993 and the sale of the Knoxville hotel in May 1994. Additionally, the refinancing of the corporate debt obligations in December 1993 resulted in a substantial reduction of the outstanding interest bearing indebtedness of the Company.

The Company satisfied the Capital Appreciation Fee arrangement in exchange for a cash payment of $900,000 on September 1, 1995. During 1994, $289,010 of related expense was accrued representing the present value of the estimated amount due the lender based on a current estimate of the Company's value and a December 1996 payment date

Gain on Disposition of Hotels and Land, and Extinguishment of Debt
In May 1994, the Company sold the Knoxville hotel to an affiliated limited partnership resulting in the extinguishment of approximately $4.9 million of hotel debt and other obligations. The difference between the debt extinguished and the selling price of the hotel of $223,000 is reflected as extraordinary gain on extinguishment of debt in 1994. The excess of the net book value of the hotel and the sales price of $13,000 is reflected as gain on disposition of hotel in 1994. In November 1994, proceeds of $333,000 were received and a gain of $132,000 recognized upon the sale of a tract of land.

During 1993, the Company relinquished ownership of five Company-owned hotels resulting in the extinguishment of approximately $28.1 million of hotel debt obligations and related other obligations. The difference between the total debt extinguished and the estimated value of the five hotels at the date of conveyance is reflected as an extraordinary gain on extinguishment of debt. The excess of the estimated value (based upon appraisals and on firm purchase contracts) of the five hotels and the net book value of $272,710 is reflected as gain on disposition of hotels. The discount of the primary lender's debt obligations in excess of the $6.0 million payoff achieved in December 1993 is recorded as gain from debt extinguishment.

Capital Resources and Liquidity
The Company believes that the cash generated from management and franchising activities and hotel limited partnership investments, along with additional borrowing capabilities and cash balances will provide adequate liquidity to meet its operating needs and the payment requirements of its corporate obligations over the next twelve months.

Impact of Accounting Pronouncements Not Yet Adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement is effective for fiscal years beginning after December 15, 1995. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock options. Certain pro forma and other information will be disclosed as if the company had measured compensation costs in a manner consistent with the new Statement.

     Item 7.  Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                 Years Ended December 31,
------------------------------------------------------------------------------
                                            1995          1994         1993
                                         -----------   ---------   ----------
Revenues:
     Hotel revenues                      $3,470,062    3,842,149    9,226,870
     Management and franchise fees        3,126,972    3,021,857    2,568,945
                                         ----------    ---------   ----------
                                          6,597,034    6,864,006   11,795,815
                                         ----------    ---------   ----------
Costs and expenses:
     Hotel costs and expenses             1,757,515    2,033,395    5,472,837

     Hotel depreciation and amortization    272,290      389,255    1,348,993
     General and administrative expenses  2,236,622    2,141,792    2,382,219
     Other depreciation and amortization    147,286      121,614      124,940
     Valuation allowances                     -            -          155,000
                                          ---------    ---------   ----------
                                          4,413,713    4,686,056    9,483,989
                                          ---------    ---------   ----------


            Operating income              2,183,321    2,177,950    2,311,826
                                          ---------    ---------   ----------

Other income (deductions):
     Equity in income of hotel
      limited partnerships, net (note 2)    761,523      727,398      208,744
     Interest income (note 2)               276,423      190,717       94,666
     Interest expense - hotels (note 4)    (653,338)    (834,626)  (2,567,210)
     Interest expense - corporate (note 4) (327,569)    (440,376)    (888,615)
     Capital appreciation fee (note 4)     (610,990)    (289,010)        -
     Gain on disposition of hotels,
       land and related assets (note 3)     163,032      148,171      272,710
     Other partners' equity in income      (226,044)    (130,336)     (35,744)
     Other                                   51,058       60,885       54,587
                                           ---------   ----------   ----------
                                           (565,905)    (567,177)  (2,860,862)
                                           ---------   ----------   ----------

        Income (loss) before
          extraordinary gain              1,617,416    1,610,773     (549,036)

Extraordinary gain from debt
  extinguishment (note 4)                      -          495,282   21,314,412

                                         ----------    ----------   ----------

     Net Income                          $1,617,416     2,106,055   20,765,376
                                         ==========    ==========   ==========

Per common share data:
     Income before
       Extraordinary gain                $     0.21         0.25         (0.16)
     Extraordinary gain                         -           0.08          6.22

                                          ----------   ---------     ---------
       Net income                        $     0.21         0.33          6.06

                                          ==========   =========     =========

Weighted average common
     shares outstanding                    7,784,327   6,464,688     3,426,307
                                          ==========   =========     =========


                             SIGNATURE INNS, INC.
                         CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------
                                                      December 31,
                                                  1995            1994
----------------------------------------------------------------------------
              ASSETS

Current assets:
     Cash and cash equivalents:
     Corporate                                  1,213,078       1,153,753
     Consolidated hotels                        1,402,047         881,760
                                                ---------       ---------
                                                2,615,125       2,035,513

Other current assets                              500,492         491,886
                                                ---------       ---------
     Total current assets                       3,115,617       2,527,399
                                                ---------       ---------

Hotel limited partnerships (note 2):
     Equity investments                         2,224,857       1,377,930
     Receivables, net                           3,571,648       3,429,712
                                                ---------       ---------
                                                5,796,505       4,807,642
                                                ---------       ---------

Property and equipment, net (notes 3 and 4):    8,763,787       6,543,205

Deferred costs and other assets, net of
  accumulated amortization of $530,114
  and $452,990                                    338,542         215,721
                                                ---------       ---------
                                              $18,014,451      14,093,967
                                               ==========      ==========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt (note 4):
       Corporate                                  533,340          -
       Consolidated hotels                      3,188,376      3,128,478
     Other current liabilities                    822,961        527,037
                                                ---------      ---------
     Total current liabilities                  4,544,677      3,655,515
                                                ---------      ---------

Long-term debt, less current portion (note 4):
     Corporate                                  2,166,660      3,589,010
     Consolidated hotels                        6,471,734      3,596,888
                                                ---------      ---------
                                                8,638,394      7,185,898
                                                ---------      ---------

Other partners' equity                             40,154        148,369
                                               ----------     ----------
     Total liabilities                         13,223,225     10,989,782
                                               -----------    ----------

Shareholders' equity (note 6):
     Common stock, no par value.
       Authorized 20,000,000 shares             9,805,973      9,736,348
     Accumulated deficit                       (5,014,747)    (6,632,163)
                                               -----------    -----------
     Total shareholders' equity                 4,791,226      3,104,185
                                               -----------    -----------
                                              $18,014,451     14,093,967
                                              ===========     ===========

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Common Stock
                                   _________________________   Accumulated
                                     Shares         Amount       Deficit      Total

__________________________________________________________________________________________
Balance at January 1, 1993          3,426,307    $9,235,445    (29,503,594)   (20,268,149)

 Net income                             -             -         20,765,376     20,765,376
                                    ---------    ----------   ------------     ----------

Balance at December 31, 1993        3,426,307    $9,235,445     (8,738,218)       497,227

 Net income                             -             -          2,106,055      2,106,055
 Common shares issued (note 6)      4,358,020       779,403          -            779,403
 Notes receivable (note 6)              -          (278,500)         -           (278,500)
                                   ----------    ----------    -----------     ----------

Balance at December 31, 1994        7,784,327     9,736,348     (6,632,163)     3,104,185

 Net income                              -             -         1,617,416      1,617,416
 Collection of notes receivable
   (note 6)                              -           69,625           -            69,625
                                   ----------    ----------    -----------      ---------

Balance at Deceber 31, 1995         7,784,327    $9,805,973     (5,014,747)     4,791,226
                                   ==========    ==========    ===========      =========



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
Years ended December 31                      1995       1994         1993
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $1,617,416   2,106,055    20,765,376
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization            419,576     510,869     1,473,933
   Equity in income of hotel limited
    partnerships, net of distributions
    received of $632,673, $456,489
    and $450,557                           (128,850)   (270,909)      241,813
   Other partners' equity in income         226,044     130,336        35,744
   Capital appreciation fee                 610,990     289,010         -
   Gain on disposition of hotels,
    land and related assets                (163,032)   (148,171)     (272,710)
   Gain from debt extinguishment               -       (495,280)  (21,314,412)
   Valuation allowances                        -           -          155,000
   Other items                               78,423    (126,338)    1,456,136
                                          ---------   ----------   ----------
      Net cash provided by operating
       activities                         2,660,567   1,995,572     2,540,880
                                          ---------   ---------    ----------

Cash flows from investing activities:
 Proceeds from sale of hotels, land
  and related assets                        163,032   4,643,452         -
 Property and equipment additions          (130,321)   (126,369)     (484,363)
 Investment in hotel limited
  partnerships                             (486,000)       (150)         (150)
 Loans to hotel limited partnerships           -       (526,600)      (19,700)
 Advances to hotel limited
  partnership, net                         (141,936)     50,000       (77,000)
 Deferred costs and other assets            (91,973)    (50,934)     (112,637)
 Cash balance of consolidated hotel
  limited partnership                       224,927                      -
                                           ---------  ----------    ---------
    Net cash provided (used) by
     investing activities                  (462,271)  3,989,399      (693,850)
                                           ---------  ----------    ----------

Cash flows from financing activities:
 Proceeds of long-term debt               1,700,000        -        4,300,000
 Repayments of long-term debt            (1,965,256) (4,662,807)   (6,801,014)
 Net repayments on revolving line
  of credit                                (400,000) (1,000,000)         -
 Payment of capital appreciation fee       (900,000)       -             -
 Proceeds from issuance of common stock      69,625     500,903          -
 Distributions to other partners
  by consolidated hotel                    (123,053)     (7,500)         -
                                           ---------  ----------   -----------
      Net cash used by financing
       activities                        (1,618,684) (5,169,404)   (2,501,014)
                                         -----------  ----------   -----------

Net increase (decrease) in cash
 and cash equivalents                       579,612     815,567      (653,984)

Cash and cash equivalents at
 beginning of year                        2,035,513   1,219,946     1,873,930
                                         ----------  ----------     ---------
Cash and cash equivalents at
 end of year                             $2,615,125  2,035,513      1,219,946
                                         ==========  ==========     =========

               Notes to Consolidated Financial Statements

 (1) SUMMARY OF ACCOUNTING POLICIES

Business
The Company developed and currently manages a chain of twenty-three Signature Inn hotels in the Midwest. Three hotels are owned by consolidated affiliates and twenty other hotels are owned by limited partnerships in which the Company is the general partner. The partnership agreements provide for distributions of available cash to the Company based on its ownership interest.

Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, the Company-owned hotels (Knoxville through May 1994, Peoria and Normal through December
1993) through the respective date these hotels were sold to affiliated partnerships, and three 50% owned consolidated hotel affiliates (Signature Inn South, Elkhart and effective December 29, 1995 Indianapolis East) in which the Company exercises legal, financial and operational control. Prior to December 29, 1995, the 50% limited partner of the Indianapolis East partnership was also the mortgage lender to this partnership. Summary financial information of Indianapolis East as of the date of consolidation
is as follows:   cash $224,927;  other net current liabilities
$143,783; net property and equipment $2,492,273, and long-term debt, net $2,945,516. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation. The equity method is used for investments in hotel limited partnerships in which the Company is a partner with 50% or less ownership and the Company does not exercise legal, financial and operational control.

Certain reclassifications of prior year amounts have been made to conform with current year presentations.

Revenues
Management and franchise fees are based on a percentage of revenues or house profits of the hotels owned by hotel limited partnerships and are recognized as hotel revenues and profits are earned.

Net Income Per Share
Net income per share is calculated using the weighted average number of shares outstanding during the year. Common stock equivalents that in the aggregate dilute income per share by less than 3% are not considered in computing average shares outstanding.

Cash Equivalents
Cash equivalents represent highly liquid short-term investments with initial maturities of three months or less, stated at cost which approximates market.

Investments in Hotel Limited Partnerships
Investments in hotel limited partnerships are recorded at the Company's initial investment, increased or decreased by the Company's share of the partnership's income or loss, less distributions received.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation and includes interest incurred during construction.
Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

Land held for sale or development is carried at the lower of cost or estimated fair value.

Deferred Costs
Fees and other costs incurred in obtaining long-term financing are amortized on the straight-line basis over the life of the related loan. Unamortized costs are charged to expense upon the early payment of the related financing.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company evaluates its real estate and partnership investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate or partnership investmentsare considered impaired, a loss is provided to reduce the carrying value to its estimated fair value.

Fair Value of Financial Instruments
The carrying amount of long-term debt approximates its fair value because the interest rates are currently at market. A reasonable estimate of the fair value of the receivables from hotel limited partnerships is not practicable without incurring excessive costs because there is no market for comparable instruments. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

(2) HOTEL LIMITED PARTNERSHIPS

Summary financial information for the hotel limited partnerships reported on the equity method is as follows:

                               1995               1994
                           ------------        ----------
Hotel properties           $69,588,332         72,891,402
Net current assets           4,478,542          2,240,875
Deferred costs               1,013,523          1,149,763
Long-term debt             (58,499,873)       (63,055,671)
                           ------------       ------------
     Net assets             16,580,524         13,226,369

Less:
  Equity of other partners  13,868,164         11,280,163
  Income not recognized        487,503            568,276
                            -----------        -----------
   Investments in hotel
      limited partnerships   2,224,857          1,377,930
                            ===========        ===========

Revenues                    35,432,793         33,899,680
Operating  expenses        (32,267,788)       (31,153,735)
Extraordinary gains          1,835,952            683,020
                            ----------         ----------
     Net income              5,000,957          3,428,965

Less other partners' share   4,239,434          2,701,567
                            ----------          ---------
     Equity in income       $  761,523            727,398
                            ==========          =========

As of December 31, 1995 and 1994, net receivables from hotel limited partnerships, classified as long-term investments, included $647,987 and $506,051, respectively, of interest-bearing advances at the prime rate plus 1.0% (9.5% at December 31, 1995 and 1994). The Company also has a $2,377,361 non-interest bearing note receivable from a partnership which is dependent on future cash flows of the partnership for repayments and matures in 2004. In 1995, the Company contributed $486,000 for a 40% general partner interest in a hotel limited partnership. This partnership-owned hotel is expected to open the summer of 1996. In 1993, the Company established a reserve of $362,000 and a valuation allowance of $70,000 based on estimated recoverability of advances due from two partnerships.

In conjunction with the sale of the three Company-owned hotels to affiliated limited partnerships in 1993 and 1994, the Company acquired participations in partnership mortgage loans totalling
$546,300 which bear interest at 12% and mature in 1999.

Interest income on receivables from limited partnerships was $159,435 in 1995, $114,506 in 1994 and $39,868 in 1993.


(3) PROPERTY AND EQUIPMENT

Property and equipment representing hotels, corporate office equipment and land held for sale or development are summarized as follows:

                               1995               1994
                            -----------         ---------
Land                        $ 1,210,500           710,500
Leasehold and land
  improvements                  759,890           451,559
Buildings                     7,394,047         5,200,170
Furniture and equipment       3,518,317         2,459,770
Land held for sale or
development                     913,739           913,739
                             -----------         ---------
                              13,796,493         9,735,738
Accumulated depreciation       5,032,706         3,192,533
                             -----------         ---------
                             $ 8,763,787         6,543,205
                             ===========         =========

During 1995, the Company sold its easement rights of a billboard for net proceeds of $163,032.

During 1994, the Company sold a hotel to an affiliated limited partnership for $4.3 million, resulting in a $13,000 gain. Additionally, in 1994, the Company sold a tract of land adjacent to a Signature Inn hotel to a restaurant operator; net proceeds of $333,000 were received, resulting in a gain of $132,000.

During 1993, the Company transferred ownership of three hotels to lenders and sold two additional hotels to an affiliated limited partnership. The combined net carrying value of the five hotels was $17.0 million at the time of disposition, resulting in a gain of $273,000.

A valuation allowance of $85,000 was provided in 1993 to reduce the carrying value of land held for sale to estimated net realizable value.

(4) LONG-TERM DEBT

                               1995           1994
Corporate:                   ----------     ---------
   Line of credit            $1,100,000     1,500,000
   Term note                  1,600,000         -
   Variable rate note             -         1,800,000
   Capital appreciation fee       -           289,010
                             ----------     ---------
                              2,700,000     3,589,010
Consolidated hotels           9,660,110     6,725,366
                             ----------    ----------
    Total                    12,360,110    10,314,376

Less current portion:
   Corporate                    533,340         -
   Consolidated hotels        3,188,376     3,128,478
                             ----------     ---------
     Long-term portion       $8,638,394     7,185,898
                             ==========     =========

At December 31, 1995 and 1994, respectively, the revolving line of credit bears interest at prime plus .75% and 1.25% (9.25% and 9.75% at December 31, 1995 and 1994), matures on May 31, 1997, and is secured by substantially all assets of the Company. The original $2.5 million available line of credit was reduced to $1.6 million effective September 1, 1995.

On September 1, 1995, the Company repaid Banc One Capital Partners II the $1.8 million variable rate note along with a $900,000 cash payment in full satisfaction of the capital appreciation fee. The variable rate note agreement required a capital appreciation fee equal to 25% of the value of the Company, as defined, at a specific time in the future. The accrued fee at December 31, 1994 represented the present value of the estimated amount due the lender based on an estimate of the Company's value and a December 1996 payment date. If a change of control of the Company, as defined, occurs prior to December 1996, an additional fee may be payable to the lender.

The source of funds for this transaction was provided by a new $1.7 million term note from Bank One, Indianapolis along with an advance from the Company's line of credit and corporate cash. The term note requires monthly principal payments of $44,445 through December 1998 along with interest at the prime rate plus 1.25% (9.75% at December 31, 1995).

The unsecured variable rate note carried an interest rate of 8.72% above the 30-day "AA" commercial paper rate (14.79% at December 31, 1994).

Upon the sale of a Company-owned hotel in May 1994 to a limited partnership, a $4.9 million hotel loan and related hotel obligations were extinguished at a discount resulting in an extraordinary gain of $223,000. Additionally, a tract of land was sold in November 1994, and the land loan notes were extinguished at a discount, resulting in an extraordinary gain of $217,000.

In October 1993, the Company reached an agreement for a negotiated discounted payoff of all obligations due to its previous primary lender. In December 1993, the note payable to the lender of $9.6 million and other obligations of $1.1 million were extinguished for a $6.0 million cash payment, and a $4.4 million loan guarantee claim was cancelled, resulting in an extraordinary gain of $8.2 million after certain related expenses. Concurrently, two Company-owned hotels were sold to an affiliated limited partnership. The related hotel loans of $9.7 million and other obligations of $572,000 were extinguished resulting in an extraordinary gain of $3.2 million, with the limited partnership assuming $7.0 million of hotel loans.

During 1993, ownership of three other Company-owned hotels was relinquished resulting in the extinguishment of approximately
$18.4 million of loans and related hotel obligations of $497,000 resulting in an extraordinary gain of $9.8 million.

The consolidated hotel affiliates' mortgage loans are non-recourse to the Company, bear interest at rates ranging from 9.25% to 9.80%, and mature in April 1996, 2006 and 2016. The
Company anticipates extending the Indianapolis South loan maturing in 1996 to 1999.

The aggregate annual scheduled principal payments of long-term debt during the next five years are: $3,721,716 in 1996
(including a consolidated hotel affiliate loan), $1,769,300 in 1997 (including the outstanding line of credit), $668,829 in 1998, $146,832 in 1999 and $163,766 in 2000.

Interest paid amounted to $978,649, $1,295,394 and $2,704,516 in
1995, 1994 and 1993, respectively. Accrued interest of $2,099,538 was added to loan obligations in 1993 under an agreement with a lender.


(5) INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

                               1995             1994
                            -----------       ----------
Deferred Tax Assets:

Hotel limited partnership
 investments                 $1,229,000        1,572,000
Land held for sale or
      development               600,000          600,000
Partnership advances            419,000          419,000
Net operating loss
   carry forwards             1,869,000        2,433,000
Other                           621,000          718,000
                             ----------        ---------
  Gross deferred tax assets   4,738,000        5,742,000
  Less valuation allowance   (2,111,000)      (1,772,000)
                             ----------        ---------
     Net deferred tax assets $2,627,000        3,970,000
                             ==========        =========

Deferred Tax Liabilities:

Depreciation                     45,000           51,000
Hotel limited partnerships    2,582,000        3,919,000
                             ----------        ---------
   Deferred tax liabilities  $2,627,000        3,970,000
                             ==========        =========

At December 31, 1995, the tax net operating loss carry forwards, which expire in 2007, are approximately $5.5 million.

(6) SHAREHOLDERS' EQUITY

On April 7, 1994, a private placement of 2,549,500 shares of common stock at $.20 per share was completed with the operating management of the Company. Cash proceeds of $231,400 along with $278,500 of recourse promissory notes were received by the Company. The notes carried interest at 6.0% and were collateralized by the stock issued. The outstanding balances of the notes were repaid in 1996.

Net cash proceeds of $269,503 were received on May 12, 1994, from a rights offering to existing shareholders and 1,808,520 shares of common stock were issued at $.20 per share.

The 1986 Stock Option Plan provided for the granting of options to purchase a maximum of 300,000 common shares to employees of the Company through March 26, 1996. The options granted to employees have an exercise price equal to the fair value of the shares at the date of grant. As of December 31, 1995, there are 8,500 options outstanding at an exercise price of $1 1/8 which expire on July 1, 1997.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders Signature Inns, Inc.:

We have audited the accompanying consolidated balance sheets of Signature Inns, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Inns, Inc. as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Indianapolis, Indiana
February  23, 1996




     Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.  Not applicable.

                             PART III
                             --------

     The information required by Items 9 through 12 of Part III of this Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement to be filed in accordance with ss. 240.14a-101, Schedule 14A.

     Item 13.  Exhibits and Reports on Form 8-K.

          (a)  The Exhibit Index required by Item 601 of
Regulation S-B is set forth on pages _____ and _____.

          (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SIGNATURE INNS, INC.




                              By:________________________________
                                 John D. Bontreger, President,
                                 Chairman of the Board and
                                 Chief Executive Officer

ATTEST:


__________________________
David R. Miller, Secretary

Date:     March 6, 1996





     Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 6, 1996       _________________________________
                              John D. Bontreger, President,
                              Chairman of the Board and Chief
                              Executive Officer and Director
                              of Signature Inns, Inc.

Date:     March 6, 1996       ________________________________
                              David R. Miller, Secretary,
                              Executive Director of Sales and
                              Marketing and Director of
                              Signature Inns, Inc.

Date:     March 6, 1996       ________________________________
                              Mark D. Carney, Vice President
                              Finance, Chief Financial Officer
                              and Director of Signature Inns,
                              Inc.

Date:     March 6, 1996       ________________________________
                              Bo L. Hagood, Vice President
                              Hotel Operations and Director of
                              Signature Inns, Inc.

Date:     March 6, 1996       ________________________________
                              Martin D. Brew, Treasurer and
                              Controller of Signature Inns,
                              Inc.

Date:     March 6, 1996       ________________________________
                              Stephen M. Huse, Director of
                              Signature Inns, Inc.


Date:     March 6, 1996       ________________________________
                              George A. Morton, Director of
                              Signature Inns, Inc.


Date:     March 6, 1996       ________________________________
                              Richard L. Russell, Director of
                              Signature Inns, Inc.


Date:     March 6, 1996       ________________________________
                              Richard E. Shank, Director of
                              Signature Inns, Inc.


Date:     March 6, 1996       ________________________________
                              Orus E. Weaver, Director of
                              Signature Inns, Inc.



                          EXHIBIT INDEX
                          -------------


Title of Exhibit                        Reference
----------------                        ---------

Plan of Acquisition,
  Reorganization, etc.                  Not applicable

Articles of Incorporation
  and By-Laws of Registrant             Incorporated by reference
                                        to the exhibits to
                                        Registrant's Form S-B2
                                        Registration Statement
                                        under the Securities Act
                                        of 1933 filed with the
                                        Commission on February
                                        14, 1994, File No. 33-
                                        75262

Instruments Defining Rights
  of Security Holders                   Incorporated by reference
                                        to the exhibits to
                                        Registrant's Form S-B2
                                        Registration Statement
                                        under the Securities Act
                                        of 1933 filed with the
                                        Commission on February
                                        14, 1994, File No. 33-
                                        75262

Voting Trust Agreement                  Not applicable

Material Contracts                      Incorporated by reference
                                        to the exhibits to
                                        Registrant's Form S-B2
                                        Registration Statement
                                        under the Securities Act
                                        of 1933 filed with the
                                        Commission on February
                                        14, 1994, File No. 33-
                                        75262

Statement Regarding Computation
  of Earnings Per Share                 Not applicable

Annual or Quarterly Reports,
  Form 10-QSB                           Not applicable

Letter on Change in Certifying
  Accounting                            Not applicable


Title of Exhibit                        Reference
----------------                        ---------

Letter on Change in Accounting
  Principals                            Not applicable

Subsidiaries of the Registrant          Incorporated by reference
                                        to the exhibits to
                                        Registrant's Form S-B2
                                        Registration Statement
                                        under the Securities Act
                                        of 1933 filed with the
                                        Commission on February
                                        14, 1994, File No. 33-
                                        75262

Published Report Regarding
  Matters Submitted to Vote             Not applicable

Consent of Experts and Counsel          Not applicable

Power of Attorney                       Not applicable