Form 10QSB
period 1996-03-31
SIGNATURE INNS INC/IN
filed 1996-05-13
CIK 352948

[LIVE]

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996         Commission File Number 0-9659
                   --------------                           ------



                                SIGNATURE INNS, INC.
     ------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


               Indiana                       35-1426996
    ---------------------------------     -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


     250 East 96th Street, Suite 450, Indianapolis, Indiana  46240
     ------------------------------------------------------  ------
            (Address of principal executive office)              (Zip Code)


     Registrant's telephone number, including area code     (317) 581-1111
                                                  --------------

Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                              --------       --------


7,784,327 Common Shares were outstanding as of May 7, 1996.



                            SIGNATURE INNS, INC.

                                   INDEX

Part I - FINANCIAL INFORMATION                                    Page
- ------------------------------                                    ----
     Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Operations                      1
          Three months ended March 31, 1996 and 1995

          Consolidated Balance Sheets                                2
          March 31, 1996 and December 31, 1995

          Consolidated Statements of Shareholders' Equity            3
          Three months ended March 31, 1996 and
          Year ended December 31, 1995

          Consolidated Statements of Cash Flows                      4
          Three months ended March 31, 1996 and 1995

          Note to Consolidated Financial Statements                  5

     Item 2. Management's Discussion and Analysis of                 6
          Financial Condition and Results of Operations

Part II - OTHER INFORMATION                                          8
- ---------------------------

SIGNATURES                                                           9


                              SIGNATURE INNS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

- ------------------------------------------------------------------------------
Three months Ended March 31,                     1996        1995
- ------------------------------------------------------------------------------
Revenues:
  Hotel revenues                                  $1,136,768    753,911
  Management and franchise fees                      678,575    631,923
                                                  ---------- ----------
                                                   1,815,343  1,385,834
                                                  ---------- ----------
Costs and expenses:
  Hotel costs and expenses                           677,084    404,656
  Hotel depreciation and amortization                 97,344     65,439
  General and administrative expenses                625,184    581,316
  Other depreciation and amortization                 26,967     27,867
                                                  ---------- ----------
                                                   1,426,579  1,079,278
                                                  ---------- ----------

     Operating income                                388,764    306,556
                                                  ---------- ----------

Other income (deductions):
  Equity in income of hotel
     limited partnerships, net                        20,364    (4,518)
  Interest income                                     53,018    48,395
  Interest expense - hotels                        (227,224)  (158,546)
  Interest expense - corporate                      (43,022)  (104,327)
  Capital appreciation fee                              -     (225,118)
  Other partners' equity in income                  (53,425)   (36,669)
  Other                                                8,263     13,859
                                                  ---------- ----------
                                                   (242,026)  (466,924)
                                                  ---------- ----------

       Net Income (loss)                          $  146,738  (160,368)
                                                  ========== ==========

       Earnings (loss) per share                  $     0.02     (0.02)
                                                  ========== ==========


                             SIGNATURE INNS, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- ------------------------------------------------------------------------------
                                              March 31,  December 31,
                                                  1996      1995
- ------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents:
     Corporate                                  $  1,091,552  1,213,078
     Consolidated hotel                            1,181,650  1,402,047
                                                 ----------- ----------
                                                   2,273,202  2,615,125
  Other current assets                               670,052    500,492
                                                 ----------- ----------
       Total current assets                        2,943,254  3,115,617
                                                 ----------- ----------

Hotel limited partnerships:
  Equity                                           1,466,587  2,224,857
  Receivables, net                                 3,611,648  3,571,648
                                                  ---------- ----------
                                                   5,078,235  5,796,505
                                                  ---------- ----------

Property and equipment, net:                       8,697,207  8,763,787

Deferred costs and other assets, net of
  accumulated amortization of $537,730
  and $530,114                                       607,244    338,542
                                                 ----------- ----------
                                                 $17,325,940 18,014,451
                                                 =========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt:
     Corporate                                           -      533,340
     Consolidated hotels                             605,933  3,188,376
     Accounts payable and other current              923,565    822,961
                                                  ----------  ----------
          Total current liabilities                1,529,498  4,544,677
                                                  ----------  ----------

Long-term debt, less current portion:
  Corporate                                        1,611,110  2,166,660
  Consolidated hotels                              9,038,493  6,471,734
                                                  ----------- ---------
                                                  10,649,603  8,638,394
                                                 -----------  ---------

Other partners' equity                                  -        40,154
                                                 ----------- ----------
          Total liabilities                       12,179,101 13,223,225
                                                 ----------  ----------


Shareholders' equity:
  Common stock, no par value.
  Authorized 20,000,000 shares                    10,014,848  9,805,973
  Accumulated deficit                             (4,868,009)(5,014,747)
                                                 ----------- -----------
          Total shareholders' equity               5,146,839  4,791,226
                                                 ----------- -----------
                                                 $17,325,940 18,014,451
                                                 =========== ==========





                                SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                Common Stock
                             _____________________           Accumulated
                              Shares    Amount     Deficit     Total
______________________________________________________________________________

Balance at January 1, 1994      3,426,307 $9,235,445($8,738,218)    497,227

  Net income                                    -     2,106,055   2,106,055
  Common shares issued          4,358,020    779,403       -        779,403
  Notes receivable                   -      (278,500)       -      (278,500)
                               ----------- ---------- ---------- -----------

Balance at December 31, 1994    7,784,327  9,736,348 (6,632,163)   3,104,185

  Net income                         -          -     1,617,416    1,617,416
  Collection of notes
     receivable                      -        69,625       -          69,625
                              ----------- ---------- ------------  ----------

Balance at December 31, 1995    7,784,827   9,805,973 (5,014,747)  4,791,226

  Net income                         -          -        146,738     146,738
  Collection of notes
     receivable                      -        208,875       -        208,875
                              ----------- ------------ ----------  ----------

Balance at March 31, 1996       7,784,327  $10,014,848($4,868,009)$5,146,839
                              =========== ============  ========== ==========




                             SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

- ------------------------------------------------------------------------------
Three months ended March 31                       1996      1995
- ------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                               $  146,738   (160,368)
  Adjustements to reconcile net income to net
     cash provided by operating activities:
       Depreciation and authorization                124,311     93,306
       Equity in income of hotel limited
          partnerships, net of distributions
          received of $783,761 and $717,947          763,397    722,465
       Other partners' equity in income               53,425     36,669
       Capital appreciation fee                         -       225,118
       Other items                                 (172,536)    (58,011)
                                                   ---------   ---------
          Net cash provided by
            operating activities                     915,335    859,179
                                                  ----------  ----------

Cash flows from investing activities:
  Property and equipment additions                   (48,784)   (58,690)
  Advances to hotel limited partnership, net         (40,000)   (50,000)
  Deferred costs and other assets                    (44,450)   (42,351)
                                                   ---------- ----------
     Net cash used by investing activities          (133,234)  (151,041)
                                                   ---------- ----------
Cash flows from financing activities:
  Repayments of long-term debt                      (104,574)    (3,171)
  Net repayments on revolving line of credit      (1,000,000)       -
  Proceeds from issuance of common stock             208,875        -
  Distributions to other partners
     by consolidated hotel                          (228,325)  (123,053)
                                                   ---------- ----------
     Net cash used by financing activities        (1,124,024)  (126,224)
                                                  ----------- ----------

Net increase (decrease) in cash and
  cash equivalents                                  (341,923)   581,914

Cash and cash equivalents at beginning of period   2,615,125  2,035,513
                                                   ---------- ----------
Cash and cash equivalents at end of period        $2,273,202  2,617,427
                                                   ========== ==========

Supplemental information:
  Interest paid                                     $ 171,943   179,909
                                                   ========== ==========
  Income taxes paid                                 $   9,000     2,000
                                                   ========== ==========


SIGNATURE INNS, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996






NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 1995.

                     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


Hotel Operations
- ----------------

Hotel operations of three hotels owned by consolidated affiliates (Indianapolis South, Indianapolis East and Elkhart) are included in the statement of operations for the three months ended March 31, 1996. Effective December 29, 1995, the operating results of a third consolidated affiliate (Indianapolis East) are included in the statement of operations; prior to that date the Company's share of net income was reflected as equity in income of hotel limited partnerships.

Hotel revenues of $1,136,768 for the quarter ended March 31, 1996 represented a $382,857 increase compared to the same quarter of 1995. Hotel revenues from Indianapolis South and Elkhart increased $5,295 for the quarter, with the remainder of the increase attributable to the consolidation of Indianapolis East. The increased revenues of Indianapolis South and Elkhart resulted from an increase in average room rates.

Hotel costs and expenses of $677,084 for the quarter ended March 31, 1996 represented a $272,428 increase compared to 1995. Hotel costs and expenses from Indianapolis South and Elkhart increased $62,258 for the quarter, with the remainder of the increase attributable to the consolidation of Indianapolis East.

Hotel depreciation and amortization expense increased $31,905 for the quarter ended March 31, 1996 compared to 1995 due primarily to the consolidation of Indianapolis East.


Corporate Operations
- --------------------

Management and franchise fees increased $46,652 for quarter ended March 31, 1996 compared to the same quarter of 1995. The increase in fee income is due to increased revenues during the first quarter of 1996 compared to 1995 at the
unconsolidated partnership owned hotels.   For the first quarter of 1996,
chainwide occupancy decreased 0.3 percentage points to 59.9% and average daily rate increased $2.83 to $56.22.

General and administrative expenses for the quarter ended March 31, 1996 were $625,184 which represented a $43,868 increase compared to the same quarter of 1995. The increase is attributable to increased employee compensation costs.

Other Income (Deductions)
- -------------------------

Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. The increase of $24,882 for the quarter ended March 31, 1996 compared to 1995 is attributable to increased profitability of the partnership owned hotels in 1996 and an increased ownership percentage in one hotel.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Interest income for the quarter ended March 31, 1996 increased $4,623 compared to 1995. The increase was a result of an increase in interest income earned from the Company's loan participation agreements offset by lower interest income from invested cash balances.


Interest expense - hotels increased $68,678 for the quarter ended March 31, 1996 compared to 1995 due to the consolidation of Indianapolis East. Interest expense - corporate for the quarter ended March 31, 1996 represents a $61,305 decrease compared to 1995 due to decreased average outstanding indebtedness, and a decrease in the interest rates on the Company's borrowing arrangements.

The Company satisfied the Capital Appreciation Fee arrangement on September 1, 1995. During the quarter ended March 31, 1995, $225,118 of related expense was recorded using a present value estimate of the amount due the lender and a December 1996 payment date.

Capital  Resources and Liquidity
- --------------------------------

The Company believes that the cash generated from management and franchising activities and hotel limited partnership investments, along with additional borrowing capabilities and cash balances will provide adequate liquidity to meet its operating needs and the payment requirements of its corporate obligations over the next twelve months.

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings
       See note below

     Item 2. Changes in Securities
       See note below

     Item 3. Default upon Senior Securities
       See note below

     Item 4. Submission of matters to a Vote of Security Holders
       See note below

     Item 5. Other Information
       See note below

     Item 6. Exhibits and Reports on Form 8-K
       See note below


     NOTE:The response to each of the above items is not applicable or is in the negative and does not require a response pursuant to the instructions.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SIGNATURE INNS, INC.


Date May 7, 1996                By:
     -----------                   ---------------------------------------
                                   John D. Bontreger, President and C.E.O.



Date May 7, 1996                By:
     -----------                   ---------------------------------------
                                   Mark D. Carney, Vice President Finance
                                   and C.F.O.



Date May 7, 1996                By:
     -----------                   ---------------------------------------
                                   Martin D. Brew, Treasurer/Controller