Form 10QSB
period 1996-06-30
SIGNATURE INNS INC/IN
filed 1996-08-13
CIK 352948

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                               FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended  June 30, 1996       Commission File Number     0-9659
                       -------------                                  ------

                              SIGNATURE INNS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Indiana                                      35-1426996
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


     250 East 96th Street, Suite 450, Indianapolis, Indiana           46240
     ------------------------------------------------------           -----
             (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code       (317) 581-1111
                                                   --------------------------

Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        X           No
                                 ---------------       ----------------


7,785,994 Common Shares were outstanding as of August 12, 1996.


                           SIGNATURE INNS, INC.

                                  INDEX


Part I - FINANCIAL INFORMATION                                   Page
- ------------------------------                                   ----

     Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Operations                     1
          Three and six months ended June 30, 1996 and 1995

          Consolidated Balance Sheets                               2
          June 30, 1996 and December 31, 1995

          Consolidated Statements of Shareholders' Equity           3
          Six months ended June 30, 1996 and
          Year ended December 31, 1995

          Consolidated Statements of Cash Flows                     4
          Six months ended June 30, 1996 and 1995

          Note to Consolidated Financial Statements                 5


     Item 2. Management's Discussion and Analysis of                6
             Financial Condition and Results of Operations


Part II - OTHER INFORMATION                                         8
- ---------------------------
SIGNATURES                                                          9

                            Signature Inns, Inc.
              Consolidated Statements of Operations (Unaudited)

- -----------------------------------------------------------------------------
                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
- -----------------------------------------------------------------------------
                                       1996      1995       1996       1995
                                       ----      ----       ----       ----
Revenues:
   Hotel revenues                   $1,392,051   905,215  2,528,819 1,659,126
   Management and franchise fees       845,415   848,885  1,523,990 1,480,808
                                     --------- ---------  --------- ---------
                                     2,237,466 1,754,100  4,052,809 3,139,934
                                     --------- ---------  --------- ---------
Costs and expenses:
   Hotel costs and expenses            689,494   440,755  1,366,578   845,411
   Hotel depreciation and amortization  96,819    65,439    194,163   130,878
   General and administrative expenses 632,334   540,182  1,257,518 1,121,498
   Other depreciation and amortization  22,800    28,086     49,767    55,953
                                     --------- ---------  --------- ---------
                                     1,441,447 1,074,462  2,868,026 2,153,740
                                     --------- ---------  --------- ---------

      Operating income                 796,019   679,638  1,184,783   986,194
                                     --------- ---------  --------- ---------

Other income (deductions):
   Equity in income of hotel limited
      partnerships, net                303,159   305,488    323,523   300,970
   Interest income                      51,567    68,408    104,585   116,803
   Interest expense - hotels          (233,553) (158,456)  (460,777) (317,002)
   Interest expense - corporate        (27,622)  (95,430)   (70,644) (199,757)
   Capital appreciation fee               -     (231,523)      -     (456,641)
   Other partners' equity in income   (118,794)  (66,888)  (172,219) (103,556)
   Other                                 8,283    16,441     16,546    30,299
                                     --------- ---------  --------- ---------
                                       (16,960) (161,960)  (258,986) (628,884)
                                     --------- ---------  --------- ---------

         Net income                  $ 779,059   517,678    925,797   357,310
                                     ========= =========  ========= =========

         Earnings per share          $    0.10      O.07       0.12      0.05
                                     ========= =========  ========= =========



Weighted average common
   shares outstanding                7,785,078 7,784,827  7,784,703 7,783,827
                                     ========= =========  ========= =========

                              Signature Inns, Inc.
                          Consolidated Balance Sheets

                                               (Unaudited)
- -----------------------------------------------------------------------------
                                                 June 30,        December 31,
                                                   1996              1995
- -----------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents:
      Corporate                              $   1,007,779         1,213,078
      Consolidated hotels                        1,258,987         1,402,047
                                              ------------        ----------
                                                 2,266,766         2,615,125
   Other current assets                            726,023           500,492
                                              ------------        ----------
         Total current assets                    2,992,789         3,115,617
                                              ------------        ----------

Hotel limited partnerships:
   Equity investments                            1,774,883         2,224,857
   Receivables, net                              3,491,648         3,571,648
                                              ------------        ----------
                                                 5,266,531         5,796,505
                                              ------------        ----------

Property and equipment, net                      8,663,320         8,763,787

Deferred costs and other assets,
   net of accumulated amortization
   of $541,178 and $530,114                        524,871           338,542
                                              ------------        ----------
                                             $  17,447,511        18,014,451
                                              ============        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt:
      Corporate                                     -                533,340
      Consolidated hotels                          225,239         3,188,376
   Accounts payable and other
      accrued liabilities                          757,549           822,961
                                              ------------        ----------
         Total current liabilities                 982,788         4,544,677
                                              ------------        ----------

Long-term debt, less current portion:

   Corporate                                     1,400,000         2,166,660
   Consolidated hotels                           9,003,107         6,471,734
                                              ------------        ----------
                                                10,403,107         8,638,394

Other partners' equity                             134,051            40,154
                                              ------------        ----------
         Total liabilities                      11,519,946        13,223,225
                                              ------------        ----------

Shareholders' equity:
   Common stock, no par value.
      Authorized 50,000,000 shares
      and 20,000,000 shares.                    10,016,515         9,805,973
   Accumulated deficit                          (4,088,950)       (5,014,747)
                                              ------------        ----------
         Total shareholders' equity              5,927,565         4,791,226
                                              ------------        ----------

                                             $  17,447,511        18,014,451
                                              ============        ==========

                           Signature Inns, Inc.
         Consolidated Statements of Shareholders' Equity (Unaudited)


                                     Common Stock      Accumulated
                                  -----------------
                                  Shares     Amount      Deficit     Total
- -----------------------------------------------------------------------------
Balance at December 31, 1994    7,784,327   9,736,348  (6,632,163) 3,104,185

   Net income                       -           -       1,617,416  1,617,416
   Collection of notes receivable   -          69,625       -         69,625
                                ---------  ----------   ---------  ---------

Balance at December 31, 1995    7,784,327   9,805,973  (5,014,747) 4,791,226

   Net income                      -            -         925,797    925,797
   Collection of notes receivable  -          208,875       -        208,875
   Common shares issued             1,667       1,667       -          1,667
                                ---------  ----------   ---------  ---------

Balance at June 30,1996         7,785,994 $10,016,515  (4,088,950) 5,927,565
                                =========  ==========   =========  =========


                            Signature Inns, Inc.
              Consolidated Statements of Cash Flows (Unaudited)

- -----------------------------------------------------------------------------
Six Months ended June 30                                 1996         1995
- -----------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                        $   925,797     357,310
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                      244,455     186,831
      Equity in income of hotel limited
      partnerships, net of distributions
      received of $783,761 and $717,947                  460,238     416,977
      Other partners' equity in income                   172,219     103,556
      Capital appreciation fee                             -         456,641
      Other items                                       (234,328)    (76,387)
                                                      ----------   ---------
         Net cash provided by operating activities     1,568,381   1,444,928
                                                      ----------   ---------

Cash flows from investing activities:
   Property and equipment additions                     (130,258)    (69,930)
   Repayment of receivables from
   hotel limited partnerships, net                        80,000      19,000
   Deferred costs and other assets                      (265,268)    (59,153)
                                                      ----------   ---------
      Net cash used by investing activities             (315,526)   (110,083)
                                                      ----------   ---------

Cash flows from financing activities:
   Repayments of long-term debt                       (2,031,764)     (5,451)
   Net borrowings (repayments) on
   revolving line of credit                              300,000  (1,000,000)
   Proceeds from issuance of common stock-               208,875      69,625
   Distributions to other partners by
   consolidated hotel, net                               (78,325)   (123,053)
                                                      ----------   ---------
      Net cash used by financing activities           (1,601,214) (1,058,879)
                                                      ----------   ---------

Net increase (decrease) in cash and cash equivalents    (348,359)    275,966

Cash and cash equivalents at beginning of period       2,615,125   2,035,513
                                                      ----------   ---------
Cash and cash equivalents at end of period           $ 2,266,766   2,311,479
                                                      ==========   =========


Supplemental information:
   Interest paid                                     $   536,196     525,820
                                                      ==========   =========
   Income taxes paid                                 $    26,000      11,500
                                                      ==========   =========


SIGNATURE INNS, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996






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



         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Hotel Operations

Hotel operations of three hotels owned by consolidated affiliates (Indianapolis South, Indianapolis East and Elkhart) are included in the statement of operations for the six months ended June 30, 1996. Effective December 29, 1995, the operating results of Indianapolis East are included in the statement of operations; prior to that date the Company's share of net income was reflected as equity in income of hotel limited partnerships.

Hotel revenues of $2,528,819 for the six months ended June 30, 1996 represented a 52.4% increase compared to the same period of 1995. Hotel revenues from Indianapolis South and Elkhart increased $47,754 for the period, with the remainder of the increase attributable to the consolidation of Indianapolis East. The increased revenues of Indianapolis South and Elkhart resulted from an increase in average room rates. Hotel revenues for the second quarter of 1996 represented a 53.8% increase compared to the same quarter in 1995 due primarily to the consolidation of Indianapolis East.

Hotel costs and expenses for the six months ended June 30, 1996 represented a $521,167 increase compared to 1995. Hotel costs and expenses from Indianapolis South and Elkhart increased $98,160 for the period, with the remainder of the increase attributable to the consolidation of Indianapolis East. Hotel costs and expenses for the second quarter of 1996 represented a 56.4% increase compared to the same quarter of 1995 due primarily to the consolidation of Indianapolis East.

Hotel depreciation and amortization expense increased $63,285 for the six months ended June 30, 1996 compared to 1995 due primarily to the consolidation of Indianapolis East.


Corporate Operations

Management and franchise fees increased $43,182 for the six months ended June 30, 1996 compared to the same quarter of 1995. The increase in fee income is due to increased revenues during the first six months of 1996 compared to 1995
at the unconsolidated partnership owned hotels.   For the first six months of
1996, these twenty hotels increased revenues $628,000, or 3.9%, due to average daily rate increases.

General and administrative expenses for the three and six months ended June 30, 1996 increased due to increased employee compensation costs.

Other Income (Deductions)

Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. The increase of $22,553 for the six months ended June 30, 1996 compared to 1995 is attributable to increased profitability of the partnership owned hotels in 1996 and an increased ownership percentage in one hotel.

Interest income for the three and six months ended June 30, 1996 decreased compared to 1995 as a result of lower interest income from invested cash balances.

Interest expense - hotels increased for the quarter and six months ended June 30, 1996 compared to 1995 due to the consolidation of Indianapolis East. The consolidated affiliate loan classified as current at December 31, 1995 was restructured in June 1996 after reaching an agreement with the current lender. Interest expense - corporate for the three and six months ended June 30, 1996 decreased compared to 1995 due to decreased average outstanding indebtedness, and a decrease in the interest rates on the Company's borrowing arrangements. In May 1996, the bank term note with an outstanding balance of $1,422,220 was
paid in full.   Simultaneous with this paydown, the company's available line of credit was increased to $3.1 million with interest at prime plus one-half percent.

The Company satisfied the Capital Appreciation Fee arrangement on September 1, 1995. During the six months ended June 30, 1995, related expense of $456,641 was recorded using a present value estimate of the amount due the lender.

Capital  Resources and Liquidity

The Company believes that the cash generated from management and franchising activities and hotel limited partnership investments, along with cash balances will provide adequate liquidity to meet its operating needs and the payment requirements of its corporate obligations over the next twelve months. Additionally, the Company has borrowing capabilities under its existing $3.1 million bank line of credit agreement.


PART II - OTHER INFORMATION
- ---------------------------
     Item 1.   Legal Proceedings
               See note below

     Item 2.   Changes in Securities
               See note below

     Item 3.   Default upon Senior Securities
               See note below

     Item 4.   Submission of matters to a Vote of Security Holders
                     May 21, 1996 Annual Meeting of Shareholders
                      Matters voted on (out of 7,784,327 eligible shares):
                      (i)  Election of three directors for three year terms
                              5,576,354 for; 125,287 abstain
                     (ii) Approval of the proposal to amend Article V and VI of the Company's Articles of Incorporation
                              5,098,959 for; 250,988 against; 97,013 abstain
                    (iii)  Approval of the 1996 Equity Incentive Plan
                              5,061,534 for; 281,667 against; 119,171 abstain
                     (iv) Approval of independent auditors for the year ending December 31, 1995
                              5,594,075 for; 46,383 against and 61,183 abstain

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


                                     SIGNATURE INNS, INC.





Date  August 13, 1996                By
      ---------------                  ---------------------------------------
                                       John D. Bontreger, President and C.E.O.




Date  August 13, 1996                By
      ---------------                  ---------------------------------------
                                       Mark D. Carney, Vice President Finance
                                       and C.F.O.




Date  August 13, 1996                By
      ---------------                  ---------------------------------------
                                       Martin D. Brew, Treasurer/Controller