Form 10QSB
period 1996-09-30
SIGNATURE INNS INC/IN
filed 1996-11-14
CIK 352948

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                               Form 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended   September 30, 1996    Commission File Number   0-9659
                        ------------------                             ------

                            SIGNATURE INNS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Indiana                                  35-1426996
--------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)



250 East 96th Street, Suite 450, Indianapolis, Indiana               46240
------------------------------------------------------             ----------
       (Address of principal executive office)                     (Zip Code)



Registrant's telephone number, including area code            (317) 581-1111
                                                              ---------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X             No
                                               ----------        ----------


7,785,994 Common Shares were outstanding as of October 20, 1996.



                          SIGNATURE INNS, INC.

                                  INDEX

Part I - FINANCIAL INFORMATION                                           Page
------------------------------                                           ----
                                                                            <C
     Item 1.   Financial Statements (Unaudited)

               Consolidated Statements of Operations                        1
               Three and nine months ended September 30, 1996 and 1995

               Consolidated Balance Sheets                                  2
               September 30, 1996 and December 31, 1995

               Consolidated Statements of Shareholders Equity               3
               Nine months ended September 30, 1996 and
               Year ended December 31, 1995

               Consolidated Statements of Cash Flows                        4
               Nine months ended September 30, 1996 and 1995

               Note to Consolidated Financial Statements                    5


     Item 2.   Management's Discussion and Analysis of Financial Condition  6
               Financial Condition and Results of Operations



Part II - OTHER INFORMATION                                                 10

SIGNATURES                                                                  11




                             Signature Inns, Inc.
               Consolidated Statement of Operations (Unaudited)

------------------------------------------------------------------------------
                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
------------------------------------------------------------------------------
                                      1996       1995       1996      1995
                                    --------   --------   --------  --------
Revenues:
   Hotel revenues                  $1,560,439 1,028,358   4,089,258 2,687,484
   Management and franchise fees      855,542   924,252   2,379,532 2,405,060
                                   ---------- ---------   --------- ---------
                                    2,415,981 1,952,610   6,468,790 5,092,544
                                   ---------- ---------   --------- ---------

Cost and expenses:
  Hotel costs and expenses            779,308   477,115   2,145,886 1,322,526
  Hotel depreciation and
    amortization                      115,195    65,439     309,358   196,317
  General and administrative
    expenses                          605,640   567,042   1,837,158 1,668,903
  Other depreciation and
    amortization                       22,800    64,498      72,567   120,451
                                    ---------- ---------   --------- ---------
                                    1,522,943 1,174,094   4,364 969 3,308,197
                                    ---------- ---------   --------- ---------

     Operating Income                 893,038   778,516   2,103,821 1,784,347
                                    ---------- ---------   --------- ---------

Other income (deductions):
  Equity in income of hotel limited
    partnerships, net                 326,257   348,102     649,780   649,072
  Interest income                      58,287    78,945     162,872   195,748
  Interest expense - hotels          (215,898) (160,680)   (676,675) (477,682)
  Interest expense - corporate        (22,553)  (74,293)    (93,197) (274,050)
  Capital appreciation fee               -     (154,349)       -     (610,990)
  Gain on disposition of land
    and related assets                   -      163,032        -      163,032
  Other partners' equity in income   (141,242)  (87,793)   (313,461) (191,349)
  Other                                (2,209)   10,076     (11,663)   20,738
                                    ---------- ---------   --------- ---------
                                        2,642   123,040    (282,344) (525,481)
                                    ---------- ---------   --------- ---------

    Income before income taxes        895,680   901,556   1,821,477 1,258,866

Income tax expense                    150,000       -       150,000      -
                                    ---------- ---------   --------- ---------

    Net income                      $ 745,680    901,556   1,671,477 1,258,866
                                    ========== =========   ========= =========

    Earnings per share              $    0.10       0.12        0.21      0.16
                                    ========== =========   ========= =========


Weighted average common
  shares outstanding                 7,785,994 7,784,327   7,785,136 7,784,327
                                    ========== =========   ========= =========



                             Signature Inns, Inc.
                         Consolidated Balance Sheets

                                                        (Unaudited)
------------------------------------------------------------------------------
                                                September 30,   December 31,
                                                    1996            1995
------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents:
    Corporate                                   $ 1,014,029     1,213,078
    Consolidated hotels                           1,586,038     1,402,047
                                                -----------    ----------
                                                  2,600,067     2,615,125
  Other current assets                              743,318       500,492
      Total current assets                        3,343,385     3,115,617

Hotel limited partnerships:
  Equity investments                              2,106,270     2,224,857
  Receivables, net                                3,371,648     3,571,648
                                                -----------    ----------
                                                  5,477,918     5,796,505
                                                -----------    ----------


Property and equipment, net                      10,460,081     8,763,787

Deferred costs and other assets,
  net of accumulated amortization
  of $553,121 and $530,114                          857,408       338,542
                                                -----------    ----------
                                                 20,138,792    18,014,451
                                                ===========    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt:
    Corporate                                          -          533,340
    Consolidated hotels                             228,235     3,188,376
  Accounts payable and other
    accrued liabilities                           1,251,483       822,961
                                                -----------    ----------
        Total current liabilities                 1,479,718     4,544,677
                                                -----------    ----------

Long-term debt, less current portion:
  Corporate                                       2,750,000     2,166,660
  Consolidated hotels                             8,960,536     6,471,734
                                                -----------    ----------
                                                 11,710,536     8,638,394


Other partners' equity                              275,293        40,154
                                                -----------    ----------
        Total liabilities                        13,465,547    13,223,225
                                                -----------    ----------

Shareholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 and 20,000,000 shares             10,016,515     9,805,973
  Accumulated deficit                            (3,343,270)   (5,014,747)
                                                -----------    ----------
        Total shareholders' equity                6,673,245     4,791,226
                                                -----------    ----------

                                                $20,138,792    18,014,451
                                                ===========    ==========




                             Signature Inns, Inc.
         Consolidated Statements of Shareholders' Equity (Unaudited)

                                     Common Stock
                                   ----------------    Accumulated
                                   Shares     Amount     Deficit     Total
----------------------------------------------------------------------------
Balance at December 31, 1994     7,784,327 $ 9,736,348 (6,632,163) 3,104,185

    Net income                       -           -      1,617,416  1,617,416
    Collection of notes
      receivable                     -          69,625      -         69,625
                                 --------- -----------  ---------  ---------

Balance at December 31, 1995     7,784,327   9,805,973 (5,014,747) 4,791,226

    Net income                        -          -      1,671,477  1,671,477
    Collection of notes
      receivable                      -        208,875      -        208,875
    Common shares issued             1,667       1,667      -          1,667
                                 --------- -----------  ---------  ---------

Balance at September 30, 1996    7,785,994 $10,016,515 (3,343,270) 6,673,245
                                 --------- -----------  ---------  ---------



                             Signature Inns, Inc.
               Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------
Nine Months ended September 30                       1996           1995
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                     $ 1,671,477     1,258,866
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  373,095       316,768
      Equity in income of hotel limited
        partnerships, net of distributions
        received of $783,761 and $717,947            133,981        68,875
      Other partners' equity in income               313,461       191,347
      Capital appreciation fee                         -           610,990
      Gain on disposition of land and
        related assets                                            (163,032)
      Other items                                     87,578       103,770
                                                 -----------     ---------
          Net cash provided by
            operating activities                   2,579,592     2,387,584
                                                 -----------     ---------

Cash flows from investing activities:
  Proceeds from sale of land and
    related assets                                     -           163,032
  Property and equipment additions                (2,042,383)     (104,359)
  Repayment of receivables from hotel
    limited partnerships, net                        200,000      (201,000)
  Deferred costs and other assets                   (461,478)     (171,007)
                                                 -----------     ---------
          Net cash used by
            investing activities                  (2,303,861)     (313,334)

Cash flows from financing activities:
  Repayments of long-term debt                    (2,071,339)   (3,707,812)
  Net borrowings (repayments) on
    revolving line of credit                       1,650,000     2,100,000
  Proceeds from issuance of common stock             208,875        69,625
  Distributions to other partners by
    consolidated hotel, net                          (78,325)     (123,053)
          Net cash used by
            financing activities                    (290,789)   (1,661,240)
                                                 -----------     ---------

Net increase (decrease) in cash
  and cash equivalents                               (15,058)      413,010

Cash and cash equivalents at
  beginning of period                              2,615,125     2,035,513
                                                 -----------     ---------

Cash and cash equivalents at
  end of period                                  $ 2,600,067     2,448,523
                                                 ===========     =========


Supplemental information:
  Interest paid                                  $   676,586       655,546
                                                 ===========     =========
  Income taxes paid                              $    36,000        19,637
                                                 ===========     =========


SIGNATURE INNS, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996




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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     The Company is engaged in the development, ownership and operation of Signature Inn hotels. As of September 30, 1996, the Company managed a chain of 23 Signature Inn hotels located in six states. Three hotels are owned by consolidated affiliates and 20 additional hotels are owned by limited partnerships in which the Company is the general partner. Also in August 1996, the Company purchased and began operating a hotel in Springfield, Illinois.

     The historical consolidated financial statements include the operation of the Company and three 50% owned consolidated hotel affiliates (Signature Inn Indianapolis South, Elkhart and, effective December 29, 1995, Indianapolis
East). The equity method is used for investments in other hotel limited partnerships.


Results of Operations

     The following is a discussion of the results of the Company's continuing operations for the nine months ended September 30, 1996 and for the three months ended September 30, 1996.

Nine Months Ended September 30, 1996 Compared with September 30, 1995

     Hotel Operations. Hotel revenues of $4,089,000 for the nine months ended September 30, 1996 represented a 52.2% increase compared to the same period of 1995. Hotel revenues from Indianapolis South and Elkhart increased $30,000 for the period, with the remainder of the increase attributable to the consolidation of Indianapolis East and the results of operation of the Springfield hotel acquired in August 1996. The increased revenues of Indianapolis South and Elkhart resulted from an increase in average daily rates.

     Hotel costs and expenses for the nine months ended September 30, 1996 represented an $823,000 increase compared to 1995. Hotel costs and expenses from Indianapolis South and Elkhart increased $95,000 for the period, with the remainder of the increase attributable to the consolidation of Indianapolis East and the Springfield hotel acquired in August 1996.

     Hotel depreciation and amortization expense increased $113,000 for the nine months ended September 30, 1996 compared to 1995 due primarily to the consolidation of Indianapolis East.

     Corporate Operations. Management and franchise fees decreased $26,000 for the nine months ended September 30, 1996 compared to the same period of 1995. The decrease in fee income is due to $101,000 of fee income recognized from Indianapolis East during the first nine months of

1995 prior to its consolidation. This decrease is offset partially by a $75,000 increase in fees during the first nine months of 1996 compared to 1995 from the unconsolidated partnership owned hotels. During the first nine months of 1996, revenues from these twenty hotels increased $441,000, or 1.7%, due to average daily rate increases offset by a slight decrease in occupancy.

     General and administrative expenses for the nine months ended September 30, 1996 increased $168,000 due primarily to the establishment of additional hotel regional director positions late in 1995.

    Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. For the nine months ended September 30, 1996 compared to 1995, the equity in income of hotel limited partnerships is flat due to a slight increase of income before extraordinary gains of the partnership owned hotels in 1996 and an increased ownership percentage in one partnership.

     Interest income for the nine months ended September 30, 1996 decreased compared to 1995 as a result of lower interest income from invested cash balances. Interest expense - hotels increased for the nine months ended September 30, 1996 compared to 1995 due to the consolidation of Indianapolis East. The consolidated affiliate loan classified as current at December 31, 1995 was restructured in June 1996 after reaching an agreement with the current lender. Interest expense - corporate for the nine months ended September 30, 1996 decreased compared to 1995 due to decreased average outstanding indebtedness, and a decrease in the interest rates on the Company's borrowing arrangements. In May 1996, the bank term note with an outstanding balance of $1,422,000 was paid in full. Simultaneously with this paydown, the Company's available line of credit was increased to $3,100,000 with interest at prime plus one-half percent.

     The Company paid a Capital Appreciation Fee on September 1, 1995. During the nine months ended September 30, 1995, related expense of $610,990 was recorded.


Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995.

     Hotel Operations. Hotel revenues of $1,560,000 for the three months ended September 30, 1996 represented a 51.7% increase compared to the same period of 1995. Hotel revenues from Indianapolis South and Elkhart were flat for the period, with the overall increase attributable to the consolidation of Indianapolis East and the results of operations of the Springfield hotel acquired in August 1996.

     Hotel costs and expenses for the three months ended September 30, 1996 represented a $302,000 increase compared to 1995. Hotel costs and expenses from Indianapolis South and Elkhart increased slightly for the period, with the remainder of the increase attributable to the consolidation of Indianapolis East and Springfield hotels acquired in August 1996.

     Hotel depreciation and amortization expense increased $50,000 for the three months ended September 30, 1996 compared to 1995 due primarily to the consolidation of Indianapolis East.

     Corporate Operations. Management and franchise fees decreased $69,000 for the three months ended September 30, 1996 compared to the same period of 1995. The decrease in fee income is due to $39,000 fee income recognized from Indianapolis East during the three months ended September 30, 1995 prior to its consolidation. And a decrease in fees during the three months of 1996 compared to 1995 from the unconsolidated partnership owned hotels.

     General and administrative expenses for the three months ended September 30, 1996 increased $39,000 due primarily to the establishment of additional hotel regional director positions late in 1995.

     Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of unconsolidated partnerships' income or loss. For the three months ended September 30, 1996 compared to 1995, the equity in income of hotel limited partnerships decreased to $22,000 due to a decrease of income before extraordinary gains of the partnership owned hotels in 1996.

     Interest income for the three months ended September 30, 1996 decreased compared to 1995 as a result of lower interest income from invested cash balances. Interest expense - hotels increased for the three months ended September 30, 1996 compared to 1995 due to the consolidation of Indianapolis East. Interest expense - corporate for the three months ended September 30, 1996 increased compared to 1995 due to increased average outstanding indebtedness.

     The Company paid a Capital Appreciation Fee on September 1, 1995. During the three months ended September 30, 1995, related expense of $154,349 was recorded.


Capital Resources and Liquidity

     Historically, the Company has funded its operations principally through cash flow from operations and borrowings under certain credit facilities.

     During the first nine months of 1996, the Company generated net cash from operations of $2,580,000 compared to $2,388,000 for the same period of 1995, an increase of $192,000. The 1996 income before extraordinary gain increased $412,000, an additional accrued expense of $611,000 was incurred in 1995 in connection with the payment of the capital appreciation fee arrangement, and in 1995 a gain from the sale of a billboard easement was recorded.

     During the first nine months of 1996, the Company used a net of $2,304,000 in investing activities compared to a net of $313,000 provided for the same period of 1995. During 1996, the Company purchased an operating hotel with funds from cash balances and line of credit borrowings.

     During the first nine months of 1996, the Company used a net of $291,000 in financing activities compared to a net of $1,661,000 for the same period of 1995. The decrease is due primarily to greater net repayments in 1995 through 1996.

     The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its operating needs and debt service requirements over the next twelve months.

     In August 1996, the Company purchased an operating hotel with funds from cash balances and a borrowing under the existing line of credit arrangement. Approximately $1,500,000 will be spent during the next six months to convert the hotel to a Signature Inn. The Company has secured $1,900,000 of long-term mortgage financing for its hotel.

     The Company has obtained a bank commitment for a $10,000,000 Credit Facility to be established upon consummation of this Offering and the Purchase Transactions. Under the Credit Facility, borrowings will be advanced for new hotel construction projects and hotel acquisitions and conversions.
Borrowings will bear interest at the prime rate plus 1/2 percent. The Credit Facility has a two year term, and funds will be advanced under separate mortgage notes, each with a 60 month term and secured by the related hotel project. The facility is structured to provide only construction and start-up financing for new projects, and the Company will be required to replace the Credit Facility financings with long-term permanent financing.

     With anticipated new hotel development cost funded at the rate of 60% from permanent financing and 40% from internally generated cash flow, the Company believes it will have the financial capacity to fund the development of three or more hotels annually. It is expected, however, that the cost to develop a new hotel will vary significantly by geographic location and size. The Company anticipates developing or acquiring hotels ranging in size from 75 rooms to 125 rooms.

     The Company may seek to increase the amount of its Credit Facility, obtain additional credit facilities or issue corporate debt or equity securities in order to raise additional capital. Any debt incurred or issued by the Company me be secured or unsecured, bear interest at fixed or variable rate, and be subject to such other terms as the Board of Directors of the Company considers appropriate.


Impact of Accounting Pronouncements Not Yet Adopted

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement is effected for fiscal years beginning after December 15, 1995. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock options. Certain pro forma and other information will be disclosed as if the company had measured compensation costs in a manner consistent with the new Statement.

Seasonality

     Demand for hotel accommodations varies seasonally in the Signature Inns hotels' market areas. Typically, demand for hotel accommodations and correspondingly, occupancy rates for the hotels, will be higher during the period from March through October and lower during the period from November through February.


Inflation

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Company's financial condition or results of operations for the periods present.



PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings
               See note below

     Item 2.   Changes in Securities
               See note below

     Item 3.   Default upon Senior Securities
               See note below

     Item 4.   Submission of matters to a Vote of Security Holders
               See note below

     Item 5.   Other information
               See note below

     Item 6.   Exhibits and Report on Form 8-K
               See note below


     NOTE: The response to each of the above items is not applicable or is in the negative and does not require a response pursuant to the instructions.






                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIGNATURE INNS, INC.


Date  November 13, 1996             By  /s/ John D. Bontreger
      -----------------               ----------------------------------------
                                      John D. Bontreger, President and C.E.O.


Date  November 13, 1996             By  /s/ Mark D. Carney
      -----------------               ----------------------------------------
                                      Mark D. Carney, Vice President Finance
                                      and C.F.O.


Date  November 13, 1996             By  /s/ Martin D. Brew
      -----------------               ----------------------------------------
                                      Martin D. Brew, Treasurer/Controller


                                   -11-

