Form 10KSB40
period 1996-12-31
SIGNATURE INNS INC/IN
filed 1997-03-28
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                          Commission File Number 0-9659
                              SIGNATURE INNS, INC.
              (Exact name of small business issuer in its charter)

                           Indiana                                                      35-1426996
         ---------------------------------------------                     ------------------------------------
         (State or other jurisdiction of incorporation                     (I.R.S. Employer Identification No.)
                      or organization)

         250 East 96th Street, Suite 450, Indianapolis, Indiana 46240
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number (317) 581-1111
                                               --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                 Common Stock
               Cumulative Convertible Preferred Stock, Series A

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X    No
                                                                   ---      ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form. No disclosure will be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference herein. [ X ]

        Issuer's revenues for the most recent fiscal year: $ 8,461,730

      Aggregate Market Value of Voting Stock Held by Non-Affiliates:
(Computed on average price as of March 21, 1997.)   $8,904,063.

   Total Shares of Common Stock Outstanding as of March 21, 1997: 2,102,408

Documents Incorporated By Reference: The Proxy Statement to be mailed to shareholders on or about April 15, 1997, is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

         Yes     ; No  X
             ----     ---

                                     PART I

         ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                                     GENERAL

         Signature Inns, Inc. (the "Company") was incorporated under the laws of the State of Indiana on March 31, 1978. The Company operates 26 hotels, 24 under the Signature Inn name, located in six midwestern states. The Signature Inn chain of hotels is classified in the upper-economy/limited service segment of the hotel industry. The Company has five, wholly-owned subsidiary corporations.

         Prior to January 24, 1997, the Company, directly or through a wholly-owned subsidiary, was the general partner of a total of 21 Indiana limited partnerships and joint venture partnerships. The partnerships owned an aggregate of 24 Signature Inn hotels, 23 of which were open and operating on January 24, 1997. The open hotels were operated under long-term management and franchise agreements with the Company, from which the Company derived substantial fee revenue.

         On January 24, 1997, the Company completed a public offering (the "Offering") of 2,000,000 shares of its $1.70 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). An additional 256,000 shares of Series A Preferred Stock was sold on January 31, 1997, and February 6, 1997, pursuant to over-allotment options granted to the underwriters. Net proceeds to the Company from the Offering were approximately $40,800,000.

         On January 24, 1997, using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired 23 of the hotel properties previously owned by affiliated partnerships.

         The aggregate purchase price paid by the Company for the 23 hotel properties was $84.1 million. Of that amount, $28.3 million was paid in cash at the time of closing from the net proceeds of the Offering, and $3.6 million was used to pay outstanding second mortgage indebtedness on three of the hotels. The $52.2 million balance of the purchase price was paid through the assumption or replacement by the Company of outstanding first mortgage debt on the hotels.

         The P & N Corporation ("P & N") subsidiary was organized in 1993 and acts as the general partner of the Peoria/Normal Signature Limited Partnership, which owns and operates the Normal and Peoria, Illinois, Signature Inn hotel properties, the Knoxville Signature Limited Partnership which owns and operates the Knoxville, Tennessee, Signature Inn hotel property and Meridian Signature Limited Partnership which owns and operates the Carmel, Indiana, Signature hotel property.

         The S.I.E. Corporation subsidiary was organized in 1995 and owns the Indianapolis East Signature Inn hotel property. SI Kokomo Corporation, an Indiana corporation organized in 1996, owns the Kokomo, Indiana, Signature Inn hotel property. SI South Bend Corporation, an Indiana corporation organized in 1996, owns the South Bend, Indiana, Signature Inn hotel property. SI Springfield Corporation, an Indiana corporation organized in 1996, owns a hotel property located in Springfield, Illinois.

         The principal offices and place of business of the Company consist of approximately 9,100 square feet of leased office space at 250 East 96th Street, Suite 450, Indianapolis, Indiana 46240.


                        THE COMPANY'S HOTEL PROPERTIES

         The Company owns, directly or through wholly-owned subsidiaries or limited partnerships, 25 hotel properties (23 acquired on January 24, 1997, and one, in Springfield, Illinois, acquired on August 27, 1996, and one in Louisville, Kentucky, acquired on February 19, 1997) and is the general partner of a limited partnership which owns an eighty-one room hotel property in Carmel, Indiana. The 26 hotel properties operated by the Company comprise an aggregate of 3,071 rooms.

         Listed on the following table are the location, year opened and number of rooms of each of the Company's hotel properties.

                                                                                                            NO.
                                                                                                YEAR        OF
    PROPERTY                                         LOCATION                                  OPENED      ROOMS
    --------                                         --------                                  ------      -----
Signature Inn - Indianapolis North          I-465 & Michigan Road, Indianapolis, Indiana         1981       141
Signature Inn - Fort Wayne                  I-69 & State Road 3, Fort Wayne, Indiana             1982       102
Signature Inn - Castleton                   1-465 & Allison Road, Indianapolis, Indiana          1983       125
Signature Inn - Lafayette                   I-65 & State Road 26, Lafayette, Indiana             1983       121
Signature Inn - Muncie                      McGaillard Road & Chadam Lane, Muncie, Indiana       1984       101
Signature Inn - Cincinnati (North)          (-75 & Sharonville Road, Sharonville, Ohio           1985       130
Signature Inn - Cincinnati (Northeast)      1-71 & Mason-Montgomery Road, Cincinnati, Ohio       1985        99
Signature Inn - Southport                   I-65 & Southport Road, Indianapolis, Indiana         1985       101
Signature Inn - Indianapolis East           I-465 & East Washington Street, Indianapolis, Indiana1985       101
Signature Inn - Indianapolis West           I-456 & West 38th Street, Indianapolis, Indiana      1985       101
Signature Inn - Columbus                    I-270 & Cleveland Road, Columbus, Ohio               1986       125
Signature Inn - Kokomo                      U.S. 31 & Alto Road, Kokomo, Indiana                 1986       101
Signature Inn - Evansville                  Green River Road & Vogel Road, Evansville, Indiana   1986       125
Signature Inn - Terre Haute                 I-70 & U.S. 41, Terre Haute, Indiana                 1987       157
Signature Inn - Elkhart                     Indiana Toll Road & State Road 19, Elkhart, Indiana  1987       125
Signature Inn - Florence                    Turfway Road & I-71, Florence, Kentucky              1987       125
Signature Inn - Dayton                      I-75 State Road, 725, Miamisburg, Ohio               1987       125
Signature Inn - South Bend                  Indiana Toll road & U.S. 31, South Bend, Indiana     1987       123
Signature Inn - Louisville                  I-65 & Fern Valley Road, Louisville, Kentucky        1988       123
Signature Inn - Normal                      101 South Veterans Parkway, Normal, Illinois         1988       124
Signature Inn - Peoria                      4112 North Brandywine, Peoria, Illinois              1988       124
Signature Inn - Bettendorf                  I-74 & Spruce Hill Drive, Bettendorf, Iowa           1989       124
Signature Inn - Knoxville                   I-75 & Cedar Bluff Road, Knoxville, Tennessee        1989       124
Signature Inn - Springfield*                I-55 & Stevenson Drive, Springfield, Illinois        1996**     124
Signature Inn - Carmel                      I-465 & U.S. 31, Carmel, Indiana                     1997        81
Signature Inn - Louisville East*            I-64 & Blankenbaker Road, Louisville, Kentucky       1997**     119
                                                                                                          -----
                                                                                                          3,071

*        Upon completion of conversion to a Signature, Inn.
**       Year acquired

          Signature Inn-Carmel is managed by the Company pursuant to a Management Agreement entered between the Company and Meridian Signature Limited Partnership, an Indiana limited partnership, of which a wholly-owned subsidiary of the Company is the general partner. Under the terms of the Management Agreement, the Company establishes policies for the partnership's employees, establishes room rates, directs promotional activity, supervises the purchase and replacement of equipment, supplies and inventories, supervises maintenance activities and selects vendors, suppliers and independent contractors. In addition, the Company performs all bookkeeping and administrative duties in connection with the Carmel hotel and administers payments and reports to the limited partner. For its services to the partnership, Signature receives management fees averaging approximately 5% of the gross receipts per month for the hotel. In addition, the Company receives reimbursement of certain expenses which it incurs in connection with the Management

Agreement, including reimbursement for salaries and related costs of the hotel general and assistant general managers, who are employed by the Company, but who devote all of their time to the partnership hotel property. The term of the Management Agreement is ten years and is renewable on the mutual agreement of the parties.

         In addition, the Carmel Signature Inn is operated as a franchise of the Company under a Signature Inn Individual Hotel License Agreement ("Franchise Agreement"). By the terms of the Franchise Agreement, the partnership pays to the Company monthly franchise fees (I.E., royalties) equal to 4% of the gross receipts of the hotel. In addition, the partnership contributes 3.5% of gross receipts to an advertising and reservation fund administered by the Company to fund chain wide advertising programs and a toll-free centralized reservation system. The initial term of the Franchise Agreement is ten years, and the partnership has an option to renew the agreement for an additional five-year term. Under the terms of the Franchise Agreement, the partnership is authorized to use the name "Signature Inn" as well as other trademarks and logos associated with the Signature system, and the Company provides various services in relation to that system.

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


                SIGNATURE INN CONCEPT, FACILITIES AND SERVICES

         Signature Inn hotels are designed to attract business and leisure travelers who seek exceptional room quality and comfort at moderate room rates. Signature Inn hotels provide spacious, well appointed guest rooms, swimming pools, exercise facilities and a complimentary Breakfast Express(R) for their guests, as well as other amenities offered by full service hotels. However, unlike full-service hotels, Signature Inn hotels do not provide management-intensive facilities and services, such as restaurants or cocktail lounges. Because approximately 65% of Signature Inn guests are business travelers, the Company emphasizes services designed for the business traveler, such as large, in-room desks, voice mail and business centers.

         The hallmarks of the Signature chain are the friendliness of Signature Inn hotel staffs and the cleanliness of Signature Inn hotel rooms and related facilities. The Company's Legendary Service Program is designed to ensure the selection, training and continuous supervision of a capable, well-groomed and highly motivated staff of hotel employees who, at all levels, exemplify the "whatever it takes" attitude toward serving the needs of Signature Inn hotel guests. The Company's ongoing refurbishing efforts, guest comment card evaluations and "mystery guest inspection" programs all combine to ensure a high-level of consistency and quality. The attractive architectural design and landscaping of Signature Inn hotels combine to enhance the experience of the Company's hotel guests. Signature Inn hotels qualify for the "Three Diamond" American Automobile Association ("AAA") rating which is based upon the quality of a hotel's facilities, services and amenities. This is the highest rating afforded to limited service hotels.

         Complimentary services and amenities offered by all Signature Inn hotels include:

         * Business center with PC and printer                         *  Cable TV and a movie channel
         * Breakfast Express(R)                                        *  USA Today delivered to the room
         * Individual storage facilities for guests                    *  Large, well-lighted desks
         * Guest room voice mail                                       *  FAX and copy services
         * Modem ports on telephone                                    *  Interview centers
         * Express check-out service                                   *  The Wall Street Journal
         * Swimming pool                                               *  Local telephone calls

         Additional features include fitness centers at twelve hotels and airport shuttle service at eight hotels. Signature Inn hotels without fitness centers negotiate arrangements with nearby health clubs and fitness centers for the use of their facilities by hotel guests. In addition, hotel management typically makes arrangements with nearby restaurants for the hotel's guests to qualify for discounts by showing their guest room key card.

         Designed with the convenience and comfort of its guests in mind, a typical Signature Inn hotel incorporates a large two-story atrium, and a bright, well-appointed and richly decorated lobby and registration area. Most Signature Inn hotels contain approximately 120 spacious, quiet and comfortably furnished guest rooms, averaging 312 square feet in size. Signature Inn hotels are located near interstate highways, restaurants and business and leisure travelers' destination points, such as business parks, office buildings and local attractions.

         Approximately 50% of the rooms in a typical Signature Inn are "Signature Rooms," which are designed specifically for the business traveler. These rooms feature a queen or king sized bed, a well-lighted 12-foot work center and a recliner. All other rooms feature two double beds or two queen sized beds and appeal primarily to families and other leisure travelers. Over 70% of the rooms in a typical Signature Inn hotel are designated as "non-smoking."

         Each Signature Inn hotel devotes an average of 2,000 square feet to meeting rooms, which management believes substantially exceeds the meeting room space offered by most of the Company's competitors. Consistent with Signature's value-oriented approach, a TV monitor, VCR, projection screen, flip chart and meeting room "survival kit" containing essential supplies such as pencils, name tags and extension cords, are provided free of charge.

         The Company has long recognized the importance of guest safety and security in the design of Signature Inn hotels and in the special services offered by Signature's hotel staff. All Signature Inn hotels have interior corridors, electronic key locks, a deadbolt lock system in all guest rooms and security cameras which continually monitor activities at the front desk and hotel entrances. Twenty-four hour front desk service is also standard in all Signature Inn hotels. Each hotel is equipped with a centralized smoke, heat and fire detector system which is hard-wired to each hotel guest room.

         The Company believes that not providing full service management-intensive facilities and services, such as restaurant or cocktail lounges, banquet centers and room service, enables it to deliver a product that addresses its guests' needs while meeting their price expectations. Signature Inn hotels are conveniently located adjacent to or near popular restaurants such as Bob Evans, Cracker Barrel, Frisch's, Shoney's, Olive Garden, Red Lobster and Outback Steakhouse. Because Signature Inn hotels do not have restaurant facilities, Signature Inn hotels, like other limited service hotels, generally have significantly lower break-even thresholds and are not as labor and management intensive as full service hotels.


                          LODGING INDUSTRY OVERVIEW

         U.S. Lodging Industry. The U.S. lodging industry, as a whole, has shown significant improvement since the beginning of 1992. The Company believes that the key elements underlying the improvements in the industry's operating performance and profitability are favorable economic conditions and a rate of room demand growth which exceeded the growth rate of room supply. According to Coopers & Lybrand Hospitality Directions, the rate of room demand growth exceeded the rate of room supply growth by 2.6%, 1.0% and .5% in 1994, 1995 and 1996, respectively. Occupancy and ADR have increased consistently throughout the lodging industry from 1994 through 1996. In 1994, 1995 and 1996, Occupancy grew 2.5% , 1.1% and .9%, respectively, while ADR increased 3.8%, 4.8% and 6.4%, respectively.

         Mid-Price Segment of Lodging Industry. Smith Travel Research divides the lodging industry into five segments based on the pricing of individual hotels in urban markets. These segments are: luxury (top 15% room rates); upscale (next 15% room rates); mid-price (next 30% room rates); economy (next 20% room rates); and budget (lowest 20% room rates). Signature Inn hotels are in the mid-price, limited service segment of the hotel industry, as are such other hotel chains as Hampton Inn, Courtyard by Marriott, Holiday Inn Express, LaQuinta Inn, Drury Inn and Ramada Limited.

         The mid-price, limited service segment of the lodging industry emerged in the mid-1980s. In contrast to full service hotels, the midprice, limited service segment eliminated or substantially reduced food and beverage services, and featured minimal meeting space and fewer amenities, all at a reduced price. Strong consumer acceptance of this type of hotel product led to significant growth in the number of midprice, limited service hotels throughout the U.S. Although traditionally associated with "budget" accommodations, the limited service hotel concept has evolved into different classes of product type, which now encompass upscale, mid-price, economy and budget properties.

         Occupancy, ADR and RevPAR Comparisons. The Initial Hotels consist of the 23 hotels comprising the Signature chain during 1996, all of which have been operational since 1991 or before. The "Comparable Group" represents the group of hotels identified by Signature's management as primary competitors of the Signature Inn hotels in their respective markets. Management utilizes Comparable Group information for competitive analysis, employee performance evaluations and incentive compensation purposes.

         Smith Travel Research groups U.S. hotels by nine geographic regions. All but four of Signature's Initial Hotels are located in the region which Smith Travel Research defines as the states of Illinois, Indiana, Michigan, Ohio and Wisconsin (the "East North Central Region"). The East North Central Region is used as the basis for the comparisons below because over 95% of the Company's hotels are located within or immediately adjacent to the East North Central Region and because the Company believes that regional comparisons are more relevant than comparisons based upon the entire U.S. hotel industry.

         The following tables compare the Occupancy, ADR and RevPAR of the Initial Hotels, the Comparable Group, mid-price hotels in the East North Central Region and all hotels in the East North Central Region for the period from 1992 through 1996:

                                                   OCCUPANCY(1)
                                                                          EAST NORTH               EAST NORTH
          SIGNATURE INNS                  COMPARABLE                    CENTRAL REGION:         CENTRAL REGION:
YEAR      INITIAL HOTELS                    GROUP                       MID-PRICE HOTELS          ALL HOTELS
----      --------------                  ----------                    ----------------        ---------------
1992.........63.9%                          64.0%                             59.4%                  58.6%
1993.........66.2%                          63.8%                             61.3%                  59.5%
1994.........67.8%                          65.9%                             64.2%                  62.2%
1995.........67.2%                          65.6%                             65.1%                  62.7%
1996.........65.7%                          64.5%                             63.9%                  62.0%

(1) Occupancy represents total rooms sold (i.e., occupied by paying guest) divided by total available rooms. Total available rooms represents the number of saleable rooms multiplied by the number of days in the reported month.


                                                      ADR(2)
                                                                           EAST NORTH             EAST NORTH
          SIGNATURE INNS                  COMPARABLE                     CENTRAL REGION:        CENTRAL REGION:
YEAR      INITIAL HOTELS                    GROUP                       MID-PRICE HOTELS           ALL HOTELS
----      --------------                  ----------                    ----------------        ---------------
1992.........$48.95                        $48.56                            $52.13                 $54.89
1993.........$50.48                        $49.51                            $53.46                 $56.42
1994.........$53.45                        $51.58                            $55.95                 $58.62
1995.........$55.81                        $54.45                            $58.85                 $61.56
1996.........$57.85                        $57.07                            $62.29                 $65.64

(2) ADR represents total room revenues divided by the total number of rooms sold.

                                                     REVPAR(3)
                                                                           EAST NORTH              EAST NORTH
          SIGNATURE INNS                  COMPARABLE                    CENTRAL REGION:         CENTRAL  REGION:
YEAR      INITIAL HOTELS                    GROUP                       MID-PRICE HOTELS           ALL HOTELS
----      --------------                  ----------                    ----------------        ---------------
1992.........$31.28                        $31.08                            $30.97                 $32.17
1993.........$33.42                        $31.59                            $32.77                 $33.57
1994.........$36.24                        $33.99                            $35.92                 $36.46
1995.........$37.50                        $35.72                            $38.31                 $38.60
1996.........$38.01                        $36.83                            $39.83                 $40.70

(3) RevPAR represents Occupancy multiplied by ADR for the reported period.

         The Initial Hotels have performed favorably as compared to the Comparable Group since the beginning of 1992. The Initial Hotels' Occupancy has exceeded the Comparable Group's Occupancy for each of the last four calendar years. The Initial Hotels' ADR has exceeded the Comparable Group's ADR for each of the last five calendar years. The Initial Hotels' RevPAR has exceeded the Comparable Group's RevPAR for each of the last five calendar years. Since 1992, the Initial Hotels have consistently operated at higher Occupancies than all hotels and mid-price hotels in the East North Central Region. The Initial Hotels' ADR growth has exceeded the annual rate of inflation since the beginning of 1993.

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


                      SALES, MARKETING AND RESERVATIONS

         Guest Profile. During 1996, approximately 65% of Signature Inn guests were business travelers and approximately 35% were leisure and other nonbusiness travelers. Business travelers constitute the primary source of weekday room sales throughout the year while leisure travel is generally the major source of room sales on weekends. However, during the summer vacation months, leisure travel demand is also strong throughout the week.

         The Company offers a frequent stay program, the Signature Club, to business travelers who may otherwise not qualify for a volume discount offered to corporations and travel agency consortiums. The membership is extended free of charge to travelers who have stayed at least 10 nights at a Signature Inn hotel. Club benefits include 10% off standard rates, free stay for the guest's spouse, express hotel reservations, express check-in and special check cashing privileges. The Company currently has over 15,000 Signature Club members. Approximately 8% of the Company's chain-wide room nights for 1996 were derived from Signature Club members.

         Sales and Marketing. Since the opening of its first hotel, Signature Inns has placed a strong emphasis on developing new business relationships through an aggressive personal sales calling program. Hotel management of each Signature Inn hotel is responsible for sales in the local market. The Company, through the development of annual and quarterly corporate and hotel business and sales plans, establishes a targeted number of sales calls, open-houses and direct mailings. Incentive compensation for corporate sales and hotel management personnel is awarded based upon achievement of the goals established in these plans. The corporate sales staff is responsible for regional and national sales and the development of relationships with the travel planners of large companies and large travel agency consortiums. The Company currently has negotiated rate arrangements with over 250 companies and with most major travel agency consortiums. Because the Company has management control over all hotels, it can offer negotiated chain-wide room rate pricing based upon volume for all hotels in the Signature Inns chain.

         To complement these sales efforts, the Company is active with various national organizations such as the American Society of Association Executives, the National Business Travel Association, the American Society for Travel Agents, the National Tour Association, the American Bus Association and the Ontario Motor Coach Association.

         To attract the individual senior traveler and capitalize on the growing senior citizen market, the Company offers a 10% discount to all American Association of Retired Persons members. Additionally, the Company offers special motorcoach rates to attract overnight business from the growing senior group tour market. The Company promotes this business through its development of prepackaged tours marketed to senior group tour planners and operators. These competitively priced tour packages available in each Signature Inn market include popular attractions, theaters, museums, specialty restaurants and discounted overnight accommodations at a Signature Inn hotel.

         To appeal to the 35 million membership of the AAA, which consists primarily of leisure travelers, Signature Inn hotels offer "special value" rates (10% discount) and each hotel subscribes to the Official Appointment Designation in all of the applicable AAA Tour Books. Approximately 6% of 1996 chain-wide room nights came from AAA members.

         All Signature Inn hotels feature an outdoor swimming pool (or indoor pool at five locations), free stays for children age 17 and under, complimentary all-you-can-eat Breakfast Express(R) and clean, comfortable accommodations to appeal to value conscious leisure travelers and families. These travelers include leisure groups such as overnight guests for weddings, anniversaries, reunions, athletic teams and group motorcoach tours for senior citizens.

         Signature Inns has utilized the services of a full-service advertising agency to assist in developing advertising and marketing programs on a local, regional and national basis. National exposure has been generated by placing advertisements in targeted business travel publications such as Business Travel News and Travel Weekly. Regional and local advertising primarily focuses on radio, business publications, direct mail to travel agencies and corporate travel planners, the Yellow Pages, billboards and local program advertising.

         The Company enlists the services of a full service public relations agency to assist the Company in generating public awareness of Signature Inns within its markets. During 1996, the Signature Inn chain was the official hotel of the Indiana State Fair and the Hoosier State Games. Signature Inns sponsors an annual golf classic for the benefit of Habitat for Humanity, a non-profit organization which builds homes for the working poor. Funds raised from this effort, along with funds raised by local hotel fundraisers and other efforts, have assisted in the building of eight Habitat homes in Indianapolis, Indiana. As a community service, during the holiday season, each Signature Inn hotel provides two complimentary rooms per night to families visiting a hospitalized family member.

         Reservations. Signature Inns utilizes TeleServices Resources, Inc., a subsidiary of AMR Corporation and a sister company of American Airlines, to provide central reservation services. The chain's toll free number, 1-800-822-5252, can be accessed across the continental U.S., Canada and the Virgin Islands. The Company believes its system is comparable to systems used by large national hotel chains. The system is interfaced with the airlines' Global Distribution System including electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus, which are used by travel agencies. This sophisticated electronic system connects Signature Inns to over 35,000 travel agencies and over 250,000 travel agents in the U.S. and Canada and is also accessible to travel agents in Central and South America and Europe.

         Over 20% of Signature Inns' 1996 chain-wide revenue was generated through the central reservation system. The Company believes that the availability of its reservation system, in combination with the increased awareness of its hotels that is expected to result from its geographic expansion, will contribute to occupancy growth in its Initial Hotels and new hotels.

                                  EMPLOYEES

         Including its five executive officers, the Company employs 30 full-time employees at its corporate office. In addition, the Company employs approximately 500 full-time employees and 250 part-time employees at its hotel properties. The Company believes it has an excellent relationship with its employees.

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

                                 COMPETITION

         The operation of hotels is an extremely competitive business. Signature Inns are in competition with numerous hotel management companies and hotel chains in their respective areas of operation of varying quality and size, including national and regional chains, and companies which have available to them greater name recognition and financial resources than the Company. The Company believes its management possesses adequate experience and that the Signature Inn concept is sufficiently recognized to enable the chain to compete successfully against its competitors.

                                 REFURBISHING

         To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurbishing and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the property may be diminished. Prior to the Company's acquisition of 23 hotel properties from affiliated partnerships in January, 1997, each affiliated hotel partnership established reserve funds in connection with the operation of its hotel for refurbishing which were generally based upon specified percentages of hotel revenues. The Company plans to continue maintaining these reserve funds and making expenditures, as needed, to maintain the value and profitability of its hotel properties.

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


      AMERICANS WITH DISABILITIES ACT AND OTHER GOVERNMENTAL REGULATIONS

         The Company believes that all Signature Inn hotels currently are in compliance with the Americans With Disabilities Act and does not anticipate that future compliance with this regulation will require substantial cash resources.

         A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes that each Signature Inn hotel has the necessary permits and approvals to operate its respective business and the Company intends to continue to obtain such permits and approvals for its new facilities. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Further increases in the minimum wage rate, employee benefit costs or the costs associated with employees could affect the Company.

                                MISCELLANEOUS

          The Company is not dependent upon a single customer or a very few customers, the loss of any one of which would not have a material adverse effect on the Company. All raw materials utilized by the Company and its affiliated limited partnerships in the construction or refurbishing of their respective hotels are believed to be readily available at competitive prices. The Company is not engaged in any material research or development activities.

         ITEM 3. LEGAL PROCEEDINGS. The Company is involved in various lawsuits arising in the normal course of business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, assets, financial condition or results of operations.

         In October 1989, the Company's primary development lender and lead bank on its line of credit refused to renew on normal terms the Company's line of credit, which had previously been routinely renewed on an annual basis. In March 1990, the bank refused to further renew the line of credit at all. The bank's refusal to renew the line of credit, together with other factors, caused the Company to terminate two ongoing public offerings of affiliated limited partnership interests and prevented the Company from structuring and syndicating any such offerings after 1989. As a result, nine hotels in their "start-up" phase were not adequately financed, and their operation caused the Company to exhaust substantially all of its cash resources and historically adequate working capital reserves. In early 1990, the Company was forced to suspend interest payments to its lenders and, after unsuccessfully attempting to negotiate an out-of-court debt restructuring with its lenders, filed for protection under Chapter 11 of the Bankruptcy Code on April 23, 1990. Although a reorganization plan ultimately was confirmed on March 28, 1991, the confirmed plan proved unfeasible, requiring the Company again to suspend debt service payments to its lenders as of January 1, 1992.

         During 1992 and 1993, the Company conveyed to its lenders a total of six Company-owned hotels in lieu of foreclosure and in full release and discharge of the substantial deficiency obligations (representing the negative difference between the estimated fair market value of the properties and the indebtedness owing thereon) owing to those lenders. In addition, on December 23, 1992, the Company negotiated a substantial restructuring of its indebtedness to its former primary lender. On December 16, 1993, the Company completed a total extinguishment at a discount of the Company's indebtedness and warrant obligations then owing to its former primary lender, pursuant to a comprehensive refinancing package. In 1995, the Company paid most of the indebtedness incurred in connection with the 1993 refinancing, including a $900,000 Capital Appreciation Fee.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.

                                   PART II

         ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS. On January 21, 1997, the shares of the Company's Common Stock were listed on the NASDAQ National Market System under the symbol SGNS. Prior to January 21, 1997, shares of the Company's Common Stock were not actively traded in any established market and Paragon Capital Corporation of Boca Raton, Florida, undertook to make a market in and to provide quotes for the Company's Common Stock.

         The range of high and low bids for the Company's Common Stock, as adjusted for a 1-for-3.7 share reverse stock split effective as of January 21, 1997, for each quarter within the last two fiscal years is set forth below:

         Quarter
          Ended                             High Bid(1)                             Low Bid(1)
          -----                             -----------                             ----------
         12/31/96                             $12.950                                 $7.400
          9/30/96                              14.800                                  1.850
          6/30/96                               3.700                                  1.850
          3/31/96                               4.163                                  1.850

         12/31/95                               2.775                                  1.850
          9/30/95                               2.775                                  1.850
          6/30/95                               1.850                                  1.850
          3/31/95                               1.850                                   .463

(1) Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of the date of this Form 10-KSB, there are approximately 4,300 holders of the Company's Common Stock.

         The Company has not declared or paid any cash dividends on its Common Stock. The Company's ability to pay cash dividends on its Common Stock is restricted under the terms of loan greements between the Company and its banks.

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         The Company is engaged in the development, ownership and operation of Signature Inn hotels. As of December 31, 1996, the Company managed a chain of 23 Signature Inn hotels located in six states. Three hotels were owned by consolidated affiliates and 20 additional hotels were owned by limited partnerships in which the Company was the general partner. Also, in August 1996 the Company purchased a hotel in Springfield, Illinois and began the renovation and conversion to a Signature Inn. Additionally, the Company aquired a hotel in Louisville, Kentucky in February 1997.

         The historical consolidated financial statements include the operations of the Company and three 50% owned consolidated hotel affiliates (Signature Inn Indianapolis South, Elkhart and, effective December 29, 1995, Indianapolis
East). The equity method is used for investments in other hotel limited partnerships in which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operational control.

         On January 24, 1997, the Company completed a public offering ("the Offering") of 2,000,000 shares of $1.70 cumulative convertible preferred stock. An additional 256,000 shares of Series A Preferred Stock were sold on January 31, 1997, and February 6, 1997, pursuant to over-allotment options granted to the underwriters. On January 24, 1997, using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the 23 hotel properties previously owned by affiliated partnerships.

RESULTS OF OPERATIONS

         The following is a discussion of the results of the Company's operations for the years ended December 31, 1996 and 1995.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR END DECEMBER 31, 1995

         Hotel Operations. Hotel revenues of $5,400,000 for 1996 represented a 55.6% increase compared to 1995. Hotel revenues from Indianapolis South and Elkhart increased $51,000 for the year, with the remainder of the increase attributable to the consolidation of Indianapolis East beginning December 29, 1995 and the revenue from the Springfield hotel acquired in August 1996. The increased revenues of Indianapolis South and Elkhart resulted from an increase in average daily rates.

        Hotel costs and expenses for 1996 represented a $1,342,000 increase compared to 1995. Hotel costs and expenses from Indianapolis South and Elkhart increased $133,000 for the year, with the remainder of the increase attributable to the consolidation of Indianapolis East beginning December 29, 1995 and the Springfield hotel acquired in August 1996.

         Depreciation and amortization expense increased $151,000 for 1996 compared to 1995 due primarily to the consolidation of Indianapolis East.

         Corporate Operations. Revenue from management and franchise fees decreased $65,000 for 1996 compared to 1995. The decrease in fee income is due to the absence of $140,000 of fee income from Indianapolis East during 1995 prior to its consolidation. This decrease is offset partially by a $75,000 increase in fees earned during 1996 compared to 1995 from the unconsolidated partnership owned hotels. During 1996, revenues from these twenty hotels increased due to average daily rate increases offset by a slight decrease in occupancy.

         Corporate administrative expenses for 1996 increased $146,000 due primarily to the establishment of additional hotel regional director positions late in 1995.

         Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. For 1996 compared to 1995, the equity in income of hotel limited partnerships decreased $165,000 which is attributable to a gain recognized by the Company in 1995 (based upon its ownership share) upon a debt restructuring of a partnership.

         Interest income for 1996 decreased compared to 1995 as a result of lower interest income from invested cash balances. Interest expense increased for 1996 compared to 1995 due to the consolidation of Indianapolis East and the related interest on its mortgage loan, offset by a decrease in corporate interest due to decreased average outstanding indebtedness, and a decrease in the interest rates on the Company's borrowing arrangements. In May 1996, the bank term note with an outstanding balance of $1,422,000 was paid in full. Simultaneously with this paydown, the Company's available line of credit was increased to $3,100,000 with interest at prime plus one-half percent.

         The Company paid the Capital Appreciation Fee on September 1, 1995. During 1995, related expense of $610,990 was recorded.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

        Hotel Operations. Hotel operations of two hotels owned by consolidated affiliates (Indianapolis South and Elkhart) are included in the statement of operations for all of 1995 and 1994. Effective December 29, 1995, the operating results of a third consolidated affiliate (Indianapolis East) are included in the statement of operations.

        Hotel revenues of $3,470,000 for 1995 represented a $372,000 decrease compared to 1994. Hotel revenues from Indianapolis South and Elkhart increased $245,000 for the year, offsetting the decrease from the sale of the Company-owned Knoxville hotel in May 1994. The increased revenues of Indianapolis South and Elkhart resulted from a 2.7% increase in occupancy and a 4.1% increase in room rates for the year.

        Hotel costs and expenses of $1,758,000 for 1995 represented a $276,000 decrease compared to 1994. Hotel costs and expenses from Indianapolis South and Elkhart increase $76,000 for the year, due primarily to the increase in the number of rooms sold, offsetting the decrease from the sale of the Knoxville hotel in May 1994.

        Depreciation and amortization expense decreased $91,000 for 1995 compared to 1994 due primarily to the hotel sale in May 1994.

        Corporate Operations. Management and franchise fees earned from all sources increased $105,000 for 1995 compared to 1994. Fees earned from affiliated limited partnerships increased $169,000 for 1995 compared to 1994. Management and franchise fees from the hotel sold to an affiliated limited partnership in 1994 amounted to $109,000 in 1994. During 1995, the Company began recognizing management and franchise fee income from a partnership upon the reduction of a fee subordination limitation and the restructuring of the debt of the partnership; these recognized fees totaled $49,000 in 1995. The remaining increase in fee income is due to increased revenues at the other partnership hotels. Through late 1994, the Company earned fees from managing Signature Inn hotels owned by non-affiliates, primarily lenders that had taken possession of a Signature Inn hotel as part of the Company or Affiliated Entities' financial restructuring during 1993 and 1992. Fees earned from nonaffiliates under short-term agreements amounted to $64,000 in 1994.

        Corporate administrative expenses for 1995 were $2,216,000 which represented a $75,000 increase compared to 1994. The increase is attributable to increased employee compensation and professional fees incurred during the ordinary course of business.

        Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the partnerships' income or loss. The increase of $34,000 for 1995 is attributable to increased profitability of the partnership owned hotels in 1995 and an increased ownership percentage in one hotel. In addition, one time gains totaling $92,000 and $118,000 were recognized by the Company in 1995 and 1994, respectively (based upon its ownership share) upon debt restructuring of partnerships.

        Interest income for 1995 increased $86,000 compared to 1994. The increase was a result of higher investable cash balances earning a higher yield and interest income earned for a full year in 1995 from the Company's loan participation agreements.

        Interest expense for 1995 represents a $294,000 decrease compared to 1994 due to decreased average outstanding indebtedness and the retirement of a higher rate variable note with a term note on September 1, 1995, offset slightly by the increased cost of borrowings due to the increase in the prime lending rate on the line of credit throughout the year compared to 1994 and a variable rate subordinate note through August 1995.

        The Company paid the Capital Appreciation Fee by a cash payment of $900,000 on September 1, 1995. During 1994, $289,000 of related expense was accrued representing the present value of the estimated amount due the lender based on a current estimate of the Company's value and payment date.

CAPITAL RESOURCES AND LIQUIDITY

         Historically, the Company has funded its operations principally through cash flow from operations and borrowings under certain credit facilities.

         During 1996, the Company generated net cash provided by operating activities of $2,870,000 compared to $2,647,000 in 1995, an increase of $223,000. Income before income taxes increased $239,000 compared to 1995.

         During 1996, the Company used a net of $2,558,000 in investing activities compared to a net of $602,000 used in 1995. The primary element of the change from 1995 is the purchase of the Springfield hotel in 1996 and real estate acquisition costs incurred during 1996 in conjunction with the January 1997 hotel purchases.

         During 1996, the Company used a net of $336,000 in financing activities compared to a net of $1,619,000 in financing activities during 1995. The change is due primarily to lower net repayments of long-term debt during 1996 compared to 1995 and the increase of net borrowings under the line of credit.

         In August 1996, the Company purchased an operating hotel in Springfield, Illinois with funds from cash balances and a borrowing under the existing line of credit arrangement. Approximately $1,900,000 will be spent to convert the hotel to a Signature Inn. The Company has secured $1,900,000 of long-term mortgage financing for this hotel.

         The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its operating needs and debt service requirements over the next twelve months.

         The Company obtained a $10,200,000 bank credit facility upon the consummation of the January 1997 preferred stock offering. Under this facility, borrowings of up to $6,000,000 will be available for new hotel construction projects and hotel acquisitions after the Company has repaid the $10,200,000 of borrowings which are secured by five Signature Inn hotels purchased by the Company in January 1997. During 1997, management intends to repay the existing facility balance through proceeds from refinancing of existing hotels or other capital available to the Company. There can be no assurance that any such refinancing or capital will be available. The facility is structured to provide construction and start-up financing for new projects, and the Company will replace the credit facility financing with long-term permanent financing.

         The Company may seek to increase the amount of its credit facility, obtain additional credit facilities or issue corporate debt or equity securities in order to raise additional capital. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to such other terms as the Board of Directors of the Company considers appropriate.

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of the Company's business include the following: (i) the risk of adverse changes in the future level of demand by the Company's customers and prospective customers caused by regional or real estate-specific economic downturns, and (ii) other risks detailed from time to time in the filings with the Securities and Exchange Commission.

SEASONALITY

         Demand for hotel accommodations varies seasonally in the Signature Inns hotels' market areas. Typically, demand for hotel accommodations and correspondingly, occupancy rates for the hotels, will be higher during the period from March through October and lower during the period from November through February.

INFLATION

         The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Company's financial condition or results of operations for the periods presented.

                                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (Note 1)
                                                                 PRO FORMA
DECEMBER 31                                                        1996                   1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                    $  9,987,443             1,994,751              2,018,298
     Restricted cash                                                   543,913               284,292                279,943
     Other current assets                                            2,496,540               646,077                541,975
                                                                  ------------            ----------             ----------
               Total current assets                                 13,027,896             2,925,120              2,840,216
                                                                  ------------            ----------             ----------

Hotel limited partnerships:
     Equity investments                                                526,000             2,097,809              2,224,857
     Receivables, net                                                       --             3,441,648              3,571,648
                                                                  ------------            ----------             ----------
                                                                       526,000             5,539,457              5,796,505
                                                                  ------------            ----------             ----------

Property and equipment, net                                         98,303,555            10,358,333              8,763,787

Furniture and equipment cash reserves                                1,248,578               184,708                275,401

Deferred costs and other assets, net of accumulated
     amortization of $562,294 and $530,114                             480,211             1,603,461                338,542
                                                                  ------------            ----------             ----------
                                                                  $113,586,240            20,611,079             18,014,451
                                                                  ============            ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                               1,949,275               238,765              3,721,716
     Other current liabilities                                       3,773,672             1,324,356                822,961
                                                                  ------------            ----------             ----------
               Total current liabilities                             5,722,947             1,563,121              4,544,677

Long-term debt, less current portion                                60,339,700            12,078,622              8,638,394

Other partners' equity                                                      --               307,343                 40,154
                                                                  ------------            ----------             ----------
               Total liabilities                                    66,062,647            13,949,086             13,223,225
                                                                  ------------            ----------             ----------
Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares.    40,861,600                    --                     --
     Common stock, no par value. Authorized 13,513,314 shares.      10,017,514            10,017,514              9,805,973
     Accumulated deficit                                            (3,355,521)           (3,355,521)            (5,014,747)
                                                                  ------------            ----------             ----------
               Total shareholders' equity                           47,523,593             6,661,993              4,791,226
                                                                  ------------            ----------             ----------
                                                                  $113,586,240            20,611,079             18,014,451
                                                                  ============            ==========             ==========


See accompanying notes to consolidated financial statements.


ITEM 7.  FINANCIAL STATEMENTS.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (Note 1)
                                                                 PRO FORMA
YEARS ENDED DECEMBER 31                                            1996                   1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)
Revenues:
      Hotel revenues                                            $39,470,078             5,399,772            3,470,062
      Management and franchise fees                                      --             3,061,958            3,126,972
                                                                -----------             ---------            ---------
                                                                 39,470,078             8,461,730            6,597,034
                                                                -----------             ---------            ---------
Costs and expenses:
      Hotel costs and expenses                                   22,601,874             3,099,066            1,757,515
      Depreciation and amortization                               3,470,000               570,454              419,576
      Corporate administrative expenses                           2,363,440             2,363,440            2,216,985
                                                                -----------             ---------            ---------
                                                                 28,435,314             6,032,960            4,394,076
                                                                -----------             ---------            ---------
            Operating income                                     11,034,764             2,428,770            2,202,958
                                                                -----------             ---------            ---------
Other income (deductions):
      Equity in income of hotel limited partnerships, net                --               596,190              761,523
      Interest income                                               340,988               208,285              276,423
      Interest expense                                           (5,632,456)           (1,035,340)            (980,907)
      Capital appreciation fee                                           --                     -             (610,990)
      Other partners' equity in income                                   --              (345,512)            (226,044)
      Other, net                                                     23,726                23,726              214,090
                                                                -----------             ---------            ---------
                                                                 (5,267,742)             (552,651)            (565,905)
                                                                -----------             ---------            ---------

            Income before income tax expense                      5,767,022             1,876,119            1,637,053
Income tax expense                                                1,890,000               216,893               19,637
                                                                -----------             ---------            ---------
            Net income                                            3,877,022             1,659,226            1,617,416
            Preferred stock dividends                             3,835,200                    --                   --
                                                                -----------             ---------            ---------
            Net income applicable to common stock               $    41,822             1,659,226            1,617,416
                                                                ===========             =========            =========
            Earnings per share                                  $      0.02                  0.79                 0.77
                                                                ===========             =========            =========
Weighted average common shares outstanding                        2,104,167             2,104,167            2,103,872
                                                                ===========             =========            =========




See accompanying notes to consolidated financial statements.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                                                      1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                        $1,659,226            1,617,416
        Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation of property and equipment                                         538,274              346,409
              Amortization of deferred costs                                                  32,180               73,167
              Equity in income of hotel limited partnerships, net of
                distributions received of $783,761 and $632,673                              187,571             (128,850)
              Other partners' equity in income                                               345,512              226,044
              Capital appreciation fee                                                            --              610,990
              Loss (gain) on disposition of land and related assets                           26,938             (163,032)
              Other items                                                                     80,514               65,391
                                                                                          ----------            ---------
                     Net cash provided by operating activities                             2,870,215            2,647,535
                                                                                          ----------            ---------
Cash flows from investing activities:
        Proceeds from sale of land and related assets                                        210,018              163,032
        Acquisition of operating hotel                                                     1,788,304)                  --
        Property and equipment additions                                                    (496,202)            (189,689)
        Investment in hotel limited partnerships                                             (40,000)            (486,000)
        Repayments from (advances to) hotel limited partnerships, net                        130,000             (141,936)
        Deferred acquisition costs and other assets                                         (573,230)             (91,973)
        Cash balance of consolidated hotel limited partnership                                    --              144,715
                                                                                          ----------            ---------
                     Net cash used by investing activities                                 2,557,718)            (601,851)
                                                                                          ----------            ---------
Cash flows from financing activities:
        Proceeds of long-term debt                                                           479,159            1,700,000
        Repayments of long-term debt                                                       2,171,882)          (1,965,256)
        Net borrowings (repayments) on revolving line of credit                            1,650,000             (400,000)
        Payment of capital appreciation fee                                                       --             (900,000)
        Proceeds from issuance of common stock                                               208,875               69,625
        Deferred offering costs                                                             (423,871)                  --
        Distributions to other partners by consolidated hotel, net                           (78,325)            (123,053)
                                                                                          ----------            ---------
                     Net cash used by financing activities                                  (336,044)          (1,618,684)
                                                                                          ----------            ---------

Net change in cash and cash equivalents                                                      (23,547)             427,000

Cash and cash equivalents at beginning of year                                             2,018,298            1,591,298
                                                                                          ----------            ---------
Cash and cash equivalents at end of year                                                  $1,994,751            2,018,298
                                                                                          ==========            =========



See accompanying notes to consolidated financial statements.

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                               Common Stock
                                                      ------------------------------            Accumulated
                                                        Shares              Amount                Deficit                Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                          2,103,872          $ 9,736,348             (6,632,163)           3,104,185

        Net income                                           --                   --              1,617,416            1,617,416
        Collection of notes receivable                       --               69,625                     --               69,625
                                                      ---------          -----------             ----------            ---------

BALANCE AT DECEMBER 31, 1995                          2,103,872            9,805,973             (5,014,747)           4,791,226

        Net income                                           --                   --              1,659,226            1,659,226
        Collection of notes receivable                       --              208,875                     --              208,875
        Common shares issued                                541                2,666                     --                2,666
                                                      ---------          -----------             ----------            ---------
BALANCE AT DECEMBER 31, 1996                          2,104,413          $10,017,514             (3,355,521)           6,661,993
                                                      =========          ===========             ==========            =========



See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF ACCOUNTING POLICIES

BUSINESS
The Company developed and currently operates a chain of 23 Signature Inn hotels in the Midwest. As of December 31, 1996, three hotels were owned by consolidated affiliates and 20 other hotels were owned by limited partnerships in which the Company was the general partner. The partnership agreements provide for distributions of available cash to the Company based on its ownership interest.

In January 1997, The Company completed a public offering (the "Offering") of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the 23 hotel properties previously owned by the affiliated partnerships.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and three 50% owned consolidated hotel affiliates in which the Company exercises legal, financial and operational control (Signature Inn South, Elkhart and effective December 29, 1995 Indianapolis East). The effects of all significant intercompany accounts and transactions have been eliminated in consolidation. The equity method is used for investments in hotel limited partnerships in which the Company is a partner with 50% or less ownership and the Company does not exercise legal, financial and operational control.

For financial statement purposes, the affiliate hotels acquired in 1997 will be accounted for as purchase transactions and, accordingly, the Company will include the results of operations of the hotels in its financial statements beginning on the acquisition date. The aggregate purchase price was approximately $84.1 million, including the assumption or replacement of $52.2 million of existing affiliate hotel debt.

The unaudited 1996 pro forma financial information has been prepared assuming the completion of the Offering and the acquisition of the 23 hotels owned by the affiliated partnerships. The pro forma balance sheet information assumes that these transactions were consummated on December 31, 1996, and the pro forma statement of operations information assumes that these transactions were consummated on January 1, 1996. The pro forma information is presented for supplemental disclosure purposes and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma statements do not purport to project the Company's financial position or results of operations at any future date or future period.

Certain reclassifications of prior year amounts have been made to conform with current year presentations.

REVENUES
Management and franchise fees are based on a percentage of revenues or house profits of the hotels owned by hotel limited partnerships and are recognized as hotel revenues and profits are earned.

EARNINGS PER SHARE

Earnings per share are calculated using the weighted average number of shares outstanding during the year. Common stock equivalents in the aggregate dilute income per share by less than 3% are not considered in computing average shares outstanding.

CASH EQUIVALENTS
Cash equivalents represent highly liquid short-term investments with initial maturities of three months or less, stated at cost with approximates market.

INVESTMENTS IN HOTEL LIMITED PARTNERSHIPS
Investments in hotel limited partnerships are recorded at the Company's initial investment, increased or decreased by the Company's share of the partnership's income or loss, less distributions received.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost less accumulated depreciation and includes interest incurred during construction. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets as follows: 40 years for buildings, 15 to 20 years for land improvements and 3 to 10 years for furniture and equipment.

Land held for sale is carried at the lower of cost or estimated fair value.

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

The Company evaluates its real estate and partnership investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate or partnership investments are considered impaired, a loss is provided to reduce the carrying value to its estimated fair value. The Company adopted this accounting policy in 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of long-term debt approximates its fair value because the interest rates are currently at market. A reasonable estimate of the fair value of the receivables from the hotel limited partnerships is not practicable without incurring excessive costs because there is no market for comparable instruments. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.


(2) HOTEL LIMITED PARTNERSHIPS

Summary of financial information for the hotel limited partnerships reported on the equity method is as follows:

                                         1996                1995
                                      -----------         -----------
Hotel properties                      $67,833,853          69,588,332
Net current assets                        890,576           4,478,542
Deferred costs                            832,720           1,013,523
Long-term debt                        (56,760,169)        (58,499,873)
                                      -----------         -----------
    Net assets                         12,797,010          16,580,524

Less:
  Equity of other partners             10,503,698          13,868,164
  Income not recognized                   195,503             487,503
                                      -----------         -----------
   Investments in hotel
      limited partnerships            $ 2,097,809           2,224,857
                                      ===========         ===========

Revenues                               34,346,009          35,432,793
Operating expenses                    (31,479,752)        (32,267,788)
Nonrecurring items                     (2,890,000)          1,835,952
                                      -----------         -----------
     Net income (loss)                    (23,743)          5,000,957

Less other partners' share               (619,933)          4,239,434
                                      -----------         -----------
     Equity in income                 $   596,190             761,523
                                      ===========         ===========

The nonrecurring item in 1996 represents write-downs of the limited partners' share of the hotel properties of certain partnerships. All of the write-downs were allocated to the limited partners' share of net income because the Company intends to hold these assets as long-term investments. The nonrecurring items in 1995 represent the gain on a debt restructuring of a hotel mortgage loan.

As of December 31, 1996 and 1995, net receivables from hotel limited partnerships, classified as long-term investments, included $517,987 and $647,987, respectively, of interest-bearing advances at the prime rate plus 1.0% (9.25% and 9.5% at December 31, 1996 and 1995). The Company also has a $2,377,361 non-interest bearing note receivable from a partnership which is dependent on future cash flows of the partnership for repayments and matures in 2004. In January 1997, upon completion of the Offering and acquisition of hotel properties owned by affiliated partnerships, the receivables from the partnerships were satisfied in full.

Interest income on receivables from limited partnerships was $142,640 in 1996 and $159,435 in 1995.

(3) PROPERTY AND EQUIPMENT

Property and equipment representing consolidated and Company-owned hotels, corporate office equipment and land held for sale or development are summarized as follows:

-------------------------------------------------------------------------------
                                                  1996              1995
-------------------------------------------------------------------------------
Land - operating hotels                       $ 1,210,500         1,210,500
Leasehold and land improvements                   759,890           759,890
Buildings                                       8,875,006         7,394,047
Furniture and Equipment                         4,164,663         3,518,317
Land held for sale or development                 674,833           913,739
                                              -----------        ----------
                                               15,684,892        13,796,493
Accumulated depreciation                        5,326,559         5,032,706
                                              -----------        ----------
                                              $10,358,333         8,763,787
                                              ===========        ==========


During 1996, the Company sold a tract of land adjacent to a Signature Inn hotel to a restaurant operator, net proceeds of $210,018 were received, resulting in a loss of $26,938. During 1995, the Company sold its easement rights in a billboard for net proceeds of $163,032.

(4) LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:

----------------------------------------------------------------------
                                         1996               1995
----------------------------------------------------------------------
Corporate:
   Line of credit                    $ 2,750,000          1,100,000
   Term note                                  --          1,600,000
   Company hotel                         479,159                 --
Consolidated hotels                    9,088,228          9,660,110
                                     -----------         ----------
   Total                              12,317,387         12,360,110
Less current portion:

   Corporate                               2,902            533,340
   Consolidated hotels                   235,863          3,188,376
                                     -----------         ----------
       Long-term portion             $12,078,622          8,638,394
                                     ===========         ==========

At December 31, 1996 and 1995, respectively, the revolving line of credit bears interest at prime plus .50% and .75% (8.75% and 9.25% at December 31, 1996 and 1995), matures in May 1998, and is secured by substantially all assets of the Company. The line of credit was paid in full in January 1997 upon completion of the Offering.

The Company's term note was repaid in full in May 1996 and required monthly principal payments of $44,445 through December 1998 along with interest at the prime rate plus 1.25% (9.75% at December 31, 1995).

In September 1995, the Company repaid its $1,800,000 unsecured variable rate note along with a $900,000 cash payment related to the capital appreciation fee. The variable rate note agreement required a capital appreciation fee equal to 25% of the value of the Company, at a specific time in the future. The fee was expensed $610,990 in 1995 and $289,010 in 1994.

The consolidated hotel affiliates' mortgage loans are non-recourse to the Company, bear interest at rates ranging from 9.25% to 9.80%, and the aggregate annual scheduled principal payments during the next five years are: $239,000 in 1997, $255,000 in 1998, $2,562,000 in 1999, $174,000 in 2000 and $189,000 in
2001.

In January 1997, one of the mortgage loans was refinanced and an additional $52,200,000 of mortgage indebtedness was assumed in connection with the acquisition of the 23 operating Signature Inn hotels. The aggregate annual scheduled principal payments, including the assumed mortgage indebtedness, during the next five years are: $1,949,000 in 1997, $5,992,000 in 1998,
$11,957,000 in 1999, $3,393,000 in 2000 and $9,797,000 in 2001.

Interest paid amounted to $1,039,966 and $978,649 in 1996 and 1995, respectively.

(5) INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

-------------------------------------------------------------------------------
                                                  1996              1995
-------------------------------------------------------------------------------
Deferred Tax Assets:
Hotel limited partnership investments        $ 1,229,000          1,229,000
Land held for sale or development                580,000            600,000
Partnership advances                             419,000            419,000
Net operating loss
     Carry forwards                            1,486,000          1,869,000
Other                                            529,000            621,000
                                             -----------         ----------
     Gross deferred tax assets                 4,243,000          4,738,000
     Less valuation allowance                 (1,611,000)        (2,111,000)
                                             -----------         ----------
         Net deferred tax assets             $ 2,632,000          2,627,000
                                             ===========          =========
Deferred Tax Liabilities:
Depreciation                                      37,000             45,000
Hotel limited partnerships                     2,595,000          2,582,000
                                             -----------         ----------
     Deferred tax liabilities                $ 2,632,000          2,627,000
                                             ===========          =========

At December 31, 1996, the tax net operating loss carry forwards, which expire in 2007, are approximately $4.4 million.

(6) SHAREHOLDERS' EQUITY

In January 1997, the Company completed the Offering of 2,256,000 shares of cumulative convertible preferred stock at a price to the public of $20 per share. The preferred shares require dividends at the annual rate of $1.70 per share and are callable by the Company after three years. The net proceeds to the Company, after expenses of the Offering and giving effect to the underwriter's discount, were approximately $41 million. The proceeds were used for the acquisition of hotel properties, limited partner interests or joint venture interests in 23 operating Signature Inn hotels (approximately $28 million), repayment of debt obligations (approximately $6.0 million) and to provide working capital to the Company. Immediately prior to the consummation of the Offering, the Board of Directors approved a 1-for-3.7 reverse Common Stock split, decreasing the number of authorized shares from 50,000,000 to 13,513,513 and the number of outstanding shares from 7,786,327 to 2,104,413. In the accompanying financial statements, all share and per share amounts have been retroactively restated to reflect the reverse stock split

On January 17, 1997 the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right is to be distributed for each outstanding share of the Company's common stock to shareholders of record on March 18, 1997. Each right entitles the holder to buy one-hundredth of one share of non-cumulative preferred stock at an exercise price of $40 per hundredth of a share. The rights will be exercisable ten days after a person or group acquires beneficial ownership of 20% or more of the Company's common stock. The rights are nonvoting and will expire on March 18, 2007, unless exercised or previously redeemed by the Company at $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

On January 21, 1997, the Company granted options under the 1996 Equity Incentive Plan to purchase 91,000 shares of common stock at an exercise price of $8.00 per share, representing fair market value at the date of grant, to certain officers and employees of the Company. Each of these options has a term of ten years and vest at the rate of one-third in each of the first three years. There are also unexercised options to purchase 2,297 shares of common stock granted under the 1986 Incentive Stock Option Plan at an exercise price of $4.163, which are to expire in July 1997.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), effective for transactions entered into after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Option No. 25, "Accounting for Stock

Issued to Employees" ("APB 25"). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25 and make the pro forma disclosures of net income and earnings per share required by SFAS
123. As no stock options were awarded in 1995 or 1996, the adoption of SFAS 123 had no impact on the Company's financial position or results of operations.





                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Signature Inns, Inc.:

We have audited the accompanying consolidated balance sheets of Signature Inns, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Inns, Inc. as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Indianapolis, Indiana
February 21, 1997

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. NOT APPLICABLE.


                                   PART III

         The information required by Items 9 through 12 of Part III of this Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement to be filed in accordance with ss.240.14a-101, Schedule 14A.

        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) The Exhibit Index required by Item 601 of Regulation S-B is set forth on pages 36 and 37.

                  (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report :

             November 20, 1996;  Common Stock offering postponed.
             December 23, 1996;  Filing of amended registration statement for preferred stock offering.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SIGNATURE INNS, INC.



                                      By: /s/ John D. Bontreger
                                          --------------------------------
                                          John D. Bontreger, President,
                                          Chairman of the Board and
                                          Chief Executive Officer
ATTEST:


/s/ David R. Miller
--------------------------
David R. Miller, Secretary

Date:             March 27, 1997

         Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:     March 27, 1997     /s/ John D. Bontreger
                             ----------------------------------------------
                             John D. Bontreger, President, Chairman of the
                             Board and Chief Executive Officer and Director
                             of Signature Inns, Inc.


Date:     March 27, 1997     /s/ David R. Miller
                             ----------------------------------------------
                             David R. Miller, Secretary, Executive Director
                             of Sales and Marketing and Director of
                             Signature Inns, Inc.


Date:     March 27, 1997     /s/ Mark D. Carney
                             ----------------------------------------------
                             Mark D. Carney, Vice President Finance, Chief
                             Financial Officer and Director of Signature
                             Inns, Inc.

Date:  March 27, 1997      /s/ Bo L. Hagood
                           ----------------------------------------------
                           Bo L. Hagood, Vice President Hotel Operations
                           and Director of Signature Inns, Inc.



Date:  March 27, 1997      /s/ Martin D. Brew
                           ----------------------------------------------
                           Martin D. Brew, Treasurer and Controller of
                           Signature Inns, Inc.



Date:  March 27, 1997      /s/ Stephen M. Huse
                           ----------------------------------------------
                           Stephen M. Huse, Director of Signature Inns,
                           Inc.



Date:  March 27, 1997      /s/ George A. Morton
                           ----------------------------------------------
                           George A. Morton, Director of Signature Inns,
                           Inc.



Date: March 27, 1997       /s/ Richard L. Russell
                           ----------------------------------------------
                           Richard L. Russell, Director of Signature Inns,
                           Inc.



Date: March 27, 1997       /s/ Richard E. Shank
                           ----------------------------------------------
                           Richard E. Shank, Director of Signature Inns,
                           Inc.



Date:   March 27, 1997     /s/ William S. Watson
                           ----------------------------------------------
                           William S. Watson, Director of Signature Inns,
                           Inc.

                                 EXHIBIT INDEX


Title of Exhibit                                    Reference
----------------                                    ---------
Plan of Acquisition,
  Reorganization, etc.                        Not applicable

Amended and Restated Articles of
 Incorporation  and Amended and
 Restated By-Laws of  Company                 Incorporated by reference to the
                                              exhibits to  Company's Form  SB-2
                                              Registration Statement under the
                                              Securities Act of 1933 filed with
                                              the Commission on  September 26,
                                              1996, as amended, File No.  333-
                                              12735

Instruments Defining Rights
  of Security Holders                         Incorporated by reference to the
                                              exhibits to  Company's  SB-2
                                              Registration Statement under the
                                              Securities Act of 1933 filed with
                                              the Commission on September 26,
                                              1996, as amended, File No.  333-
                                              12735

Voting Trust Agreement                        Not applicable

Material Contracts                            Incorporated by reference to the
                                              exhibits to  Company's  SB-2
                                              Registration Statement under the
                                              Securities Act of 1933 filed with
                                              the Commission on September 26,
                                              1996, as amended, File No.  333-
                                              12735

Statement Regarding Computation
  of Earnings Per Share                       Not applicable


Title of Exhibit                                    Reference
----------------                                    ---------
Annual or Quarterly Reports,
  Form 10-QSB                                 Not applicable

Letter on Change in Certifying
  Accounting                                  Not applicable

Letter on Change in Accounting
  Principals                                  Not applicable

Subsidiaries of the  Company                  Incorporated by reference to the
                                              exhibits to  Company's SB-2
                                              Registration Statement under the
                                              Securities Act of 1933 filed with
                                              the Commission on  September 26,
                                              1996, as amended, File No.  333-
                                              12735

Published Report Regarding
  Matters Submitted to Vote                   Not applicable

Consent of Experts and Counsel                Not applicable

Power of Attorney                             Not applicable

