Form 10QSB
period 1997-03-31
SIGNATURE INNS INC/IN
filed 1997-05-15
CIK 352948

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended      March 31, 1997     Commission File Number  0-9659
                       ----------------------                         ------

                              SIGNATURE INNS, INC.
        -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Indiana                                     35-1426996
--------------------------------               --------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
   incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana               46240
------------------------------------------------------          --------------
        (Address of principal executive office)                   (Zip Code)



Registrant's telephone number, including area code        (317) 581-1111
                                                    ------------------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ----    ----



2,102,408 Common Shares were outstanding as of May 13, 1997.

                              SIGNATURE INNS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                                   Page
------------------------------                                                   ----

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Operations                           1
                  Three months ended March 31, 1997 and 1996

                  Pro Forma Consolidated Statements of Operations                 2
                  Three months ended March 31, 1997 and 1996

                  Consolidated Balance Sheets                                     3
                  March 31, 1997 and December 31, 1996

                  Consolidated Statements of Shareholders' Equity                 4
                  Three months ended March 31, 1997 and
                  Year ended December 31, 1996

                  Consolidated Statements of Cash Flows                           5
                  Three months ended March 31, 1997 and 1996

                  Note to Consolidated Financial Statements                       6

         Item 2.  Management's Discussion and Analysis of Financial Condition     7
                   And Results of Operations

Part II - OTHER INFORMATION                                                      10
---------------------------

SIGNATURES                                                                       12

SIGNATURE INNS, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 1996.

In January 1997, the Company completed a public offering (the "Offering") of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the 23 hotel properties previously owned by the affiliated partnerships. The unaudited pro forma statements of operations have been prepared assuming the completion of the Offering and the acquisition of the 23 hotels owned by the affiliated partnerships. The pro forma statements of operations assume that these transactions were consummated immediately prior to the periods presented. The pro forma information is presented for supplemental disclosure purposes, and is not necessarily indicative of what would have occurred if the offering and acquisition had occurred as of that date. In addition, the pro forma statements do not purport to project the Company's results of operations for any future period.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development, ownership and operation of Signature Inn hotels. As of March 31, 1997, the Company operated 25 hotels, of which 24 are Signature Inn hotels and one is another limited service hotel, all located in six Midwestern states. The Company is also renovating a purchased hotel in Springfield, Illinois which will be converted to a Signature Inn and is anticipated to open in the third quarter of 1997. All hotels operated by the Company are 100% owned with the exception of Signature Inn Carmel which is owned by an unconsolidated partnership with the Company as the 40% general partner.

On January 24, 1997, the Company completed a public offering ("the Offering") of 2,256,000 shares of cumulative convertible preferred stock. On that same date, using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the 23 Signature Inn hotels previously owned by affiliated partnerships (including three hotels which were previously consolidated in the Company's financial statements). Additionally, the Company acquired a hotel in Louisville, Kentucky in February 1997.

Prior to the January 24, 1997 transactions, the historical consolidated financial statements included the operations of the Company and three 50% owned consolidated hotel affiliates (Signature Inn Indianapolis South, Indianapolis East and Elkhart). The equity method is used for investments in hotel limited partnerships which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operational control.

RESULTS OF OPERATIONS

The following is a discussion of the results of the Company's operations for the three months ended March 31, 1997 and 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Hotel Operations. Hotel revenues of $7,495,000 for 1997 represented a $6,358,000 increase compared to 1996. Hotel revenues from Indianapolis South, Indianapolis East and Elkhart decreased $67,000 with the remainder of the increase attributable to the acquisition of twenty previously unconsolidated Signature Inn hotels on January 24, 1997 (the Acquired Signature Inns) and the acquisition of the Louisville East hotel on February 18, 1997 (the Louisville Acquisition). The decreased revenues of Indianapolis South, Indianapolis East and Elkhart resulted from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

Direct hotel expenses for 1997 represented a $3,301,000 increase compared to 1996. Direct hotel expenses from Indianapolis South, Indianapolis East and Elkhart increased $30,000, with the remainder of the increase attributable to the Acquired Signature Inns and the Louisville Acquisition.

Depreciation and amortization expense increased $594,000 for 1997 compared to 1996 due to the Acquired Signature Inns and the Louisville Acquisition.

Corporate Operations. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition of the Acquired Signature Inns by the Company on January 24, 1997. These fees decreased $546,000 for 1997 compared to 1996 due to the absence of fee income earned from these hotels subsequent to the date of acquisition. Fees earned from the hotel owned by the one remaining affiliated limited partnership owned hotel (which opened February 1997) were $4,900 in 1997.

Corporate expenses for 1997 were $674,000 which represented a $57,000 increase compared to 1996. The increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss prior to the purchase of the Acquired Signature Inns by the Company on January 24, 1997. The $92,000 decrease in income is due to the absence of the Company's pro rata share of February and March 1997 activity of the partnership owned hotels. Equity in the losses from the one remaining limited partnership owned hotel was $2,000 in 1997.

Interest income for 1997 increased compared to 1996 as a result of increased investable cash balances maintained during 1997, offset partially by the absence of interest earned from the Company's loan participation agreements in three hotels during the comparable period in 1996. The increase in interest expense for 1997 is due to additional debt assumed by the Company in connection with the Acquired Signature Inns and the Louisville Acquisition.

CAPITAL RESOURCES AND LIQUIDITY

During the first quarter of 1997, the Company generated net cash provided by operating activities of $2,935,000 compared to $915,000 in 1996, an increase of $2,020,000, resulting from an increase in earnings excluding non-cash items (income tax expense and depreciation) and an increase of distributions received from hotel limited partnerships.

During the first quarter of 1997, the Company used net cash of $30,180,000 in investing activities compared to $133,000 in 1996. The primary element of the change is the acquisition of the Acquired Signature Inns. Also, in February 1997, the Company purchased an operating hotel in Louisville, Kentucky, with funds from cash balances and the assumption of indebtedness.

During the first quarter of 1997, the Company generated net cash of $33,970,000 in financing activities compared to a use of net cash of $1,124,000 in financing activities during 1996. The change is due primarily to net proceeds from the issuance of preferred stock of $41,009,000 and $10,278,000 of long-term debt proceeds received in the first quarter of 1997 and increased net repayments of long-term debt and repayments of the line of credit during 1997 compared to 1996.

The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its capital requirements as well as operating expenses, debt service requirements and preferred stock dividends over the next twelve months. The Company plans to complete renovation and conversion of the Springfield, Illinois hotel to a Signature Inn in the third quarter of 1997. The Company believes that funds available under its $1,900,000 property mortgage will be adequate to fund the costs to completion.

The Company's bank credit facility provides for borrowings of up to $6,000,000 for new hotel construction projects and hotel acquisitions after the Company has repaid the initial $10,200,000 of borrowings which are secured by five Signature Inn hotels. During 1997, management intends to repay the initial facility balance through proceeds from refinancing the five secured hotels. The facility is structured to provide short-term construction and start-up financing for new projects. The Company will replace the credit facility financings on new projects with long-term mortgage financings.

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

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The current presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Because the Company does not have any significant dilutive securities, management does not expect that the new basic earnings per share will be significantly different from primary earnings per share.

INFLATION

The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Company's financial condition or results of operations for the periods presented.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
                  See note below

Item 2.  Changes in Securities

            Pursuant to the Company's Shareholders Rights Plan each holder of shares of the Company's Common Stock as of the close of business on March 18, 1997, received a distribution of one Stock Purchase Right (a "Right") per share of the Company's Common Stock in accordance with and pursuant to the Amended and Restated Rights Agreement, dated as of January 17, 1997, between the Company and Harris Trust and Savings Bank, as Rights Agent. A Right will also accompany each share of the Company's Common Stock issued following March 18, 1997, including shares issued upon conversion of the Company's Cumulative Convertible Preferred Stock, Series A. The Rights become exercisable upon the occurrence of a "trigger event" as defined. Each Right, when it first becomes exercisable, will entitle the holder to purchase from the Company one-hundredth of one share of the Company's Series One Non-Cumulative Preferred Stock at an initial exercise price of $40.00 per hundredth of a share (the "Exercise Price"), subject to adjustment, or, under certain circumstances, Common Stock having a market value equal to t least two times the Exercise Price of the Right. The Company has reserved 90,000 shares of Series One Non-Cumulative Preferred Stock for issuance upon the exercise of the Rights.

            As of January 23, 1997, the Company's Board of Directors amended and restated the Company's Articles of Incorporation to, among other matters, designate the Company's Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). On January 24, 1997, the Company issued 2,000,000 shares of Series A Preferred Stock pursuant to a registered public offering of such shares. Subsequently, an additional 256,000 shares of Series A Preferred Stock were issued pursuant to an over-allotment granted to the underwriters. The Series A Preferred Stock ranks senior to the Company's Common Stock and any series of the Company's Non-Cumulative Preferred Stock with respect to dividend rights and rights on any liquidation, winding up and dissolution of the Company. If the Company is in default in the payment of full dividends on the Series A Preferred Stock or any other series of Cumulative Preferred Stock for six dividend payment periods (whether or not consecutive), the holders of Series A Preferred Stock (together with all other outstanding series of Cumulative Preferred Stock) become entitled to vote as a separate class, at a meeting at which the holders of at least one-third thereof are present, to elect two directors of the Company to serve until all accrued dividends thereon have been paid.

Item 3.  Default upon Senior Securities
            See note below

Item 4.  Submission of matters to a Vote of Security Holders
            See note below

Item 5.  Other information
            See note below

Item 6.  Exhibits and Report on Form 8-K
          January 21, 1997 Form 8-K
           Item 2. Acquisition of Assets.
             On January 24, 1997, Signature Inns, Inc. (the "Registrant"), directly or through one its wholly owned subsidiaries, acquired a total of 23 Signature Inn hotel properties previously owned by affiliated partnerships.
           Item 5. Other Events.
             Copy of press release dated January 21, 1997 regarding the completion of a $40 million offering of Preferred Stock.
             Copy of press release dated January 31, 1997 regarding the announcement that underwriters have exercised their option to purchase an additional 200,000 shares of Cumulative Convertible Preferred Stock for the purpose of covering over-allotments.
             Copy of press release dated February 6, 1997 regarding the announcement that underwriters have exercised their option to purchase an additional 56,000 shares of Cumulative Convertible Preferred Stock for the purpose of covering over-allotments.
           Item 7. Financial Information and Exhibits.
             The information required to be disclosed in paragraphs (a) and
             (b) of this Item is hereby incorporated by reference to pages F16-F23 and F2-F4, respectively, of the Registrant's Registration Statement on Form SB-2 (File No. 333-12735) filed with the Securities and Exchange Commission on September 26, 1996, as Amended on January 21, 1997.


         NOTE: The response to each of the above items 1,3,4 and 5 is not applicable or is in the negative and does not require a response pursuant to the instructions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SIGNATURE INNS, INC.





Date       May 15, 1997             By  /s/ John D. Bontreger
     ----------------------            --------------------------------------
                                       John D. Bontreger, President and C.E.O.




Date        May 15, 1997            By   /s/ Mark D. Carney
     ----------------------             --------------------------------------
                                        Mark D. Carney, Vice President Finance
                                        and C.F.O.




Date        May 15, 1997            By   /s/ Martin D. Brew
     ----------------------             --------------------------------------
                                        Martin D. Brew, Treasurer/Controller

                             SIGNATURE INNS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




----------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31                                               1997             1996
----------------------------------------------------------------------------------------------------



Revenues:
     Guestroom revenues                                                $7,258,768        1,105,371
     Other hotel revenues                                                 235,762           31,397
     Management and franchise fees                                        132,084          678,575
                                                                      -----------      -----------
                                                                        7,626,614        1,815,343
                                                                      -----------      -----------
Operating costs and expenses:
     Direct Hotel expenses                                              3,978,272          677,084
     Depreciation, amortization and retirements                           718,510          124,311
     Corporate expenses                                                   674,399          616,921
                                                                      -----------      -----------
                                                                        5,371,181        1,418,316
                                                                      -----------      -----------

          Operating income                                              2,255,433          397,027
                                                                      -----------      -----------

Other income (deductions):
     Equity in income (losses) of hotel limited partnerships              (72,023)          20,364
     Interest income                                                       67,511           53,018
     Interest expense                                                  (1,197,659)        (270,246)
     Other partners' equity in income                                          --          (53,425)
                                                                      -----------      -----------
                                                                       (1,202,171)        (250,289)
                                                                      -----------      -----------

          Income before income tax expense                              1,053,262          146,738
Provision for income tax expense                                          372,000               --
                                                                      -----------      -----------
          Net income                                                      681,262          146,738

          Preferred stock dividends                                       744,480               --
                                                                      -----------      -----------
          Net income (loss) applicable to common stock                   $(63,218)         146,738
                                                                      ===========      ===========

          Earnings (loss) per common share                               $  (0.03)            0.07
                                                                      ===========      ===========



Weighted average common shares outstanding                              2,102,878        2,103,872
                                                                      ===========      ===========

                             SIGNATURE INNS, INC.

           PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------
                                                                        PRO FORMA          PRO FORMA
THREE MONTHS ENDED MARCH 31                                                1997               1996
----------------------------------------------------------------------------------------------------



Revenues:
      Guestroom revenues                                               $ 8,558,952        8,380,769
      Other hotel revenues                                                 287,800          285,470
                                                                       -----------        ---------
                                                                         8,846,752        8,666,239
                                                                       -----------        ---------
Operating costs and expenses:
      Direct Hotel expenses                                              5,173,506        5,417,720
      Depreciation, amortization and retirements                           861,510          862,488
      Corporate expenses                                                   674,399          608,071
                                                                       -----------        ---------
                                                                         6,709,415        6,888,279
                                                                       -----------        ---------

            Operating income                                             2,137,337        1,777,960
                                                                       -----------        ---------

Other income (deductions):
      Equity in income (losses) of hotel limited partnerships, net          (2,179)              --
      Interest income                                                       67,511           77,301
      Interest expense                                                  (1,429,654)      (1,437,541)
                                                                       -----------        ---------
                                                                        (1,364,322)      (1,360,240)
                                                                       -----------        ---------

            Income before income tax expense                               773,015          417,720
Provision for income tax expense                                           272,874          136,897
                                                                       -----------        ---------
            Net income                                                     500,141          280,823

            Preferred stock dividends                                      958,800          958,800
                                                                       -----------        ---------
            Net income (loss) applicable to common stock               $  (458,659)        (677,977)
                                                                       ===========         ========

            Earnings (loss) per common share                           $     (0.22)           (0.32)
                                                                       ===========         ========


Weighted average common shares outstanding                               2,102,878        2,103,872
                                                                       ===========         ========

                             SIGNATURE INNS, INC.

                          CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------

                                                                         MARCH 31,       DECEMBER 31,
                                                                           1997             1996
------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $   8,719,324          1,994,751
     Restricted cash                                                       918,620            284,292
     Other current assets                                                1,103,428            646,077
                                                                     -------------      -------------
               Total current assets                                     10,741,372          2,925,120
                                                                     -------------      -------------

Hotel limited partnership investments                                      523,821          5,539,457


Property and equipment, net                                            105,917,803         10,358,333

Furniture and equipment cash reserves                                    1,556,233            184,708

Deferred costs and other assets, net                                       698,795          1,603,461
                                                                     -------------      -------------

                                                                     $ 119,438,024         20,611,079
                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                   4,710,944            238,765
     Other current liabilities                                           5,344,881          1,324,356
                                                                     -------------      -------------
               Total current liabilities                                10,055,825          1,563,121

Long-term debt, less current portion                                    61,046,628         12,078,622

Other partners' equity                                                          --            307,343
                                                                     -------------      -------------
               Total liabilities                                        71,102,453         13,949,086
                                                                     -------------      -------------

Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares         41,008,583                 --
     Common stock, no par value. Authorized 13,513,314 shares           10,001,247         10,017,514
     Accumulated deficit                                                (2,674,259)        (3,355,521)
                                                                     -------------      -------------
               Total shareholders' equity                               48,335,571          6,661,993
                                                                     -------------      -------------
                                                                     $ 119,438,024         20,611,079
                                                                     =============      =============

                             SIGNATURE INNS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                     Common Stock                     Preferred Stock
                                           ----------------------------    ----------------------------   Accumulated
                                            Shares            Amount             Shares          Amount     Deficit       Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                 2,103,872      $ 9,805,973            --     $        --      (5,014,747)    4,791,226

       Net income                                   --               --            --              --       1,659,226     1,659,226
       Collection of notes receivable               --          208,875            --              --              --       208,875
       Common shares issued                        541            2,666            --              --              --         2,666
                                             ---------      -----------     ---------     -----------      ----------    ----------
BALANCE AT DECEMBER 31, 1996                 2,104,413       10,017,514            --              --      (3,355,521)    6,661,993


       Net income                                   --               --            --              --         681,262       681,262
       Cash in lieu of fractional shares        (2,005)         (16,267)           --              --              --       (16,267)
       Preferred shares issued                      --               --     2,256,000      41,008,583              --    41,008,583
                                             ---------      -----------     ---------     -----------      ----------    ----------
BALANCE AT MARCH 31, 1997                    2,102,408      $10,001,247     2,256,000     $41,008,583      (2,674,259)   48,335,571
                                             =========      ===========     =========     ===========      ==========    ==========

                             SIGNATURE INNS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                      1997               1996
------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
       Net income                                                            $    681,262           146,738
       Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation of property and equipment                              693,489           116,695
              Amortization of deferred costs                                       20,000             7,616
              Equity in income (losses) of hotel limited partnerships,
                net of distributions received of $1,568,364 and $783,761        1,640,387           763,397
              Other partners' equity in income                                         --            53,425
              Other items                                                        (100,219)         (172,536)
                                                                             ------------      ------------
                     Net cash provided by operating activities                  2,934,919           915,335
                                                                             ------------      ------------

Cash flows from investing activities:
       Purchase of hotels from affiliated entities                            (29,283,605)               --
       Acquisition and conversion costs of other operating hotels                (677,130)               --
       Property and equipment additions                                          (192,749)          (48,784)
       Repayments of (advances to) hotel limited partnerships, net                 45,369           (40,000)
       Deferred acquisition costs and other assets                                (72,260)          (44,450)
                                                                             ------------      ------------
                     Net cash used by investing activities                    (30,180,375)         (133,234)
                                                                             ------------      ------------

Cash flows from financing activities:
       Proceeds of long-term debt                                              10,277,749                --
       Repayments of long-term debt                                           (14,550,036)         (104,574)
       Net repayments on revolving line of credit                              (2,750,000)       (1,000,000)
       Cash in lieu of fractional common shares                                   (16,267)               --
       Issuance of common stock                                                        --           208,875
       Proceeds from issuance of preferred stock                               41,008,583                --
       Distributions to other partners by consolidated hotel, net                      --          (228,325)
                                                                             ------------      ------------
                     Net cash provided (used) by financing activities          33,970,029        (1,124,024)
                                                                             ------------      ------------

Net change in cash and cash equivalents                                         6,724,573          (341,923)

Cash and cash equivalents at beginning of period                                1,994,751         2,018,298
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $  8,719,324         1,676,375
                                                                             ============      ============


Supplemental information:
       Interest paid                                                         $    636,000           171,943
       Income taxes paid                                                     $     23,000             9,000
       Debt assumed to acquire property and equipment                        $ 60,462,000                --