Form 10QSB/A
period 1997-03-31
SIGNATURE INNS INC/IN
filed 1997-07-30
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended      March 31, 1997         Commission File Number 0-9659
                     -----------------------------                       ------


                              SIGNATURE INNS, INC.
             (Exact name of registrant as specified in its charter)


           INDIANA                                       35-1426996
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


250 EAST 96TH STREET, SUITE 450, INDIANAPOLIS, IN                  46240
   (Address of principal executive office)                       (Zip Code)


    Registrant's telephone number, including area code      (317) 581-1111


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]



          2,102,408 Common Shares were outstanding as of May 13, 1997.


                              SIGNATURE INNS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                          Page
                                                                        ----

         Item 1.Financial Statements (Unaudited)

                Consolidated Statements of Operations                     1
                Three months ended March 31, 1997 and 1996

                Pro Forma Consolidated Statements of Operations           2
                Three months ended March 31, 1997 and 1996

                Consolidated Balance Sheets                               3
                March 31, 1997 and December 31, 1996

                Consolidated Statements of Shareholders' Equity           4
                Three months ended March 31, 1997 and
                Year ended December 31, 1996

                Consolidated Statements of Cash Flows                     5
                Three months ended March 31, 1997 and 1996

                Note to Consolidated Financial Statements                 6


SIGNATURES                                                                7


                                                SIGNATURE INNS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)


-------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31                                             1997             1996
-------------------------------------------------------------------------------------------------



Revenues:
     Guestroom revenues                                          $     7,258,768       1,105,371
     Other hotel revenues                                                235,762          31,397
     Management and franchise fees                                       132,084         678,575
                                                                  ---------------  --------------
                                                                       7,626,614       1,815,343
                                                                  ---------------  --------------
Operating costs and expenses:
     Direct hotel expenses                                             3,978,272         677,084
     Depreciation, amortization and retirements                          718,510         124,311
     Corporate expenses                                                  674,399         616,921
                                                                  ---------------  --------------
                                                                       5,371,181       1,418,316
                                                                  ---------------  --------------

          Operating income                                             2,255,433         397,027
                                                                  ---------------  --------------

Other income (deductions):
     Equity in income (losses) of hotel limited partnerships             (72,023)         20,364
     Interest income                                                      67,511          53,018
     Interest expense                                                 (1,197,659)       (270,246)
     Other partners' equity in income                                        -           (53,425)
                                                                  ---------------  --------------
                                                                      (1,202,171)       (250,289)
                                                                  ---------------  --------------

          Income before income tax expense                             1,053,262         146,738
Provision for income tax expense                                         372,000             -
                                                                  ---------------  --------------
          Net income                                                     681,262         146,738
          Preferred stock dividends                                      744,480             -
                                                                  ---------------  --------------
          Net income (loss) applicable to common stock           $       (63,218)        146,738
                                                                  ===============  ==============

          Earnings (loss) per common share                       $         (0.03)           0.07
                                                                  ===============  ==============



Weighted average common shares outstanding                             2,102,878       2,103,872
                                                                  ===============  ==============


                                                SIGNATURE INNS, INC.
                             PRO FORMA CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)


                                                                        AMENDED
-------------------------------------------------------------------------------------------------
                                                                       PRO FORMA      PRO FORMA
THREE MONTHS ENDED MARCH 31                                              1997           1996
-------------------------------------------------------------------------------------------------



Revenues:
     Guestroom revenues                                          $     8,558,952       8,380,769
     Other hotel revenues                                                287,800         285,470
                                                                  ---------------  --------------
                                                                       8,846,752       8,666,239
                                                                  ---------------  --------------
Operating costs and expenses:
     Direct hotel expenses                                             5,056,059       5,417,720
     Depreciation, amortization and retirements                          861,510         862,488
     Corporate expenses                                                  674,399         608,071
                                                                  ---------------  --------------
                                                                       6,591,968       6,888,279
                                                                  ---------------  --------------

          Operating income                                             2,254,784       1,777,960
                                                                  ---------------  --------------

Other income (deductions):
     Equity in income (losses) of hotel limited partnerships              (2,179)            -
     Interest income                                                      67,511          77,301
     Interest expense                                                 (1,429,654)     (1,437,541)
                                                                  ---------------  --------------
                                                                      (1,364,322)     (1,360,240)
                                                                  ---------------  --------------

          Income before income tax expense                               890,462         417,720
Provision for income tax expense                                         314,333         136,897
                                                                  ---------------  --------------
          Net income                                                     576,129         280,823
          Preferred stock dividends                                      958,800         958,800
                                                                  ---------------  --------------
          Net income (loss) applicable to common stock           $      (382,671)       (677,977)
                                                                  ===============  ==============

          Earnings (loss) per common share                       $         (0.18)          (0.32)
                                                                  ===============  ==============



Weighted average common shares outstanding                             2,102,878       2,103,872
                                                                  ===============  ==============

                                                SIGNATURE INNS, INC.
                                            CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                           MARCH 31,       DECEMBER 31,
                                                                             1997            1996
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents                                      $     8,719,324       1,994,751
      Restricted cash                                                        918,620         284,292
      Other current assets                                                 1,103,428         646,077
                                                                      ---------------  --------------
                Total current assets                                      10,741,372       2,925,120
                                                                      ---------------  --------------

Hotel limited partnership investments                                        523,821       5,539,457

Property and equipment, net                                              105,917,803      10,358,333

Furniture and equipment cash reserves                                      1,556,233         184,708

Deferred costs and other assets, net                                         698,795       1,603,461
                                                                      ---------------  --------------

                                                                     $   119,438,024      20,611,079
                                                                      ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                    4,710,944         238,765
      Other current liabilities                                            5,344,881       1,324,356
                                                                      ---------------  --------------
                Total current liabilities                                 10,055,825       1,563,121

Long-term debt, less current portion                                      61,046,628      12,078,622

Other partners' equity                                                        -              307,343
                                                                      ---------------  --------------
                Total liabilities                                         71,102,453      13,949,086
                                                                      ---------------  --------------

Shareholders' equity:
      Preferred stock, no par value. Authorized 5,000,000 shares.         41,008,583         -
      Common stock, no par value. Authorized 13,513,314 shares.           10,001,247      10,017,514
      Accumulated deficit                                                 (2,674,259)     (3,355,521)
                                                                      ---------------  --------------
                Total shareholders' equity                                48,335,571       6,661,993
                                                                      ---------------  --------------

                                                                     $   119,438,024      20,611,079
                                                                      ===============  ==============

                                                SIGNATURE INNS, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock                 Preferred Stock
                                     ---------------------------- ----------------------------- Accumulated
                                         Shares         Amount         Shares        Amount       Deficit          Total
---------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995            2,103,872  $   9,805,973            -    $         -      (5,014,747)     4,791,226

   Net income                                 -              -              -              -       1,659,226      1,659,226
   Collection of notes receivable             -          208,875            -                            -          208,875
   Common shares issued                       541          2,666            -              -             -            2,666
                                     ------------- -------------- -------------- -------------- -------------- -------------

BALANCE AT DECEMBER 31, 1996            2,104,413     10,017,514            -              -      (3,355,521)     6,661,993

   Net income                                 -            -                -              -         681,262        681,262
   Cash in lieu of fractional shares       (2,005)       (16,267)           -              -             -          (16,267)
   Preferred shares issued                    -            -          2,256,000     41,008,583           -       41,008,583
                                     ------------- -------------- -------------- -------------- -------------- -------------

BALANCE AT MARCH 31, 1997               2,102,408  $  10,001,247      2,256,000  $  41,008,583    (2,674,259)    48,335,571
                                     ============= ============== ============== ============== ============== =============



                                                SIGNATURE INNS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31                                                       1997            1996
----------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
        Net income                                                         $      681,262        146,738
        Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation of property and equipment                              693,489        116,695
              Amortization of deferred costs                                       20,000          7,616
              Equity in income (losses) of hotel limited partnerships,
                net of distributions received of $1,568,364 and $783,761        1,640,387        763,397
              Other partners' equity in income                                        -           53,425
              Other items                                                        (100,219)      (172,536)

                                                                            --------------  -------------
                    Net cash provided by operating activities                   2,934,919        915,335
                                                                            --------------  -------------

Cash flows from investing activities:
        Purchase of hotels from affiliated entities                           (29,283,605)           -
        Acquisition and conversion costs of other operating hotels               (677,130)           -
        Property and equipment additions                                         (192,749)       (48,784)
        Repayments of (advances to) hotel limited partnerships, net                45,369        (40,000)
        Deferred acquisition costs and other assets                               (72,260)       (44,450)
                                                                            --------------  -------------
                    Net cash used by investing activities                     (30,180,375)      (133,234)
                                                                            --------------  -------------

Cash flows from financing activities:
        Proceeds of long-term debt                                             10,277,749            -
        Repayments of long-term debt                                          (14,550,036)      (104,574)
        Net repayments on revolving line of credit                             (2,750,000)    (1,000,000)
        Cash in lieu of fractional common shares                                  (16,267)           -
        Issuance of common stock                                                      -          208,875
        Proceeds from issuance of preferred stock                              41,008,583            -
        Distributions to other partners by consolidated hotel, net                    -         (228,325)
                                                                            --------------  -------------
                    Net cash provided (used) by financing activities           33,970,029     (1,124,024)
                                                                            --------------  -------------

Net change in cash and cash equivalents                                         6,724,573       (341,923)

Cash and cash equivalents at beginning of period                                1,994,751      2,018,298
                                                                            --------------  -------------
Cash and cash equivalents at end of period                                 $    8,719,324      1,676,375
                                                                            ==============  =============


Supplemental information:
        Interest paid                                                      $      636,000        171,943
        Income taxes paid                                                  $       23,000          9,000
        Debt assumed to acquire property and equipment                     $   60,462,000            -


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

In January 1997, the Company completed a public offering (the "Offering") of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the 23 hotel properties previously owned by the affiliated partnerships. The unaudited pro forma statements of operations have been prepared assuming the completion of the Offering and the acquisition of the 23 hotels owned by the affiliated partnerships. The pro forma statements of operations assume that these transactions were consummated immediately prior to the periods presented. The pro forma information is presented for supplemental disclosure purposes and is not necessarily indicative of what would have occurred if the Offering and acquisitions had occurred as of that date. In addition, the pro forma statements do not purport to project the Company's results of operations for any future period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SIGNATURE INNS, INC.





Date July 30, 1997       By      /s/     John D. Bontreger
    ------------------      ------------------------------------------
                            John D. Bontreger, President and C.E.O.




Date  July 30, 1997      By       /s/      Mark D. Carney
    ------------------      ------------------------------------------
                            Mark D. Carney, Vice President Finance and C.F.O.




Date  July 30, 1997      By       /s/      Martin D. Brew
    ------------------      ------------------------------------------
                            Martin D. Brew, Treasurer/Controller


                                        7