Form 10QSB
period 1997-06-30
SIGNATURE INNS INC/IN
filed 1997-08-05
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter ended June 30, 1997 Commission File Number 0-9659
                              -------------                        ------

                              SIGNATURE INNS, INC.
             (Exact name of registrant as specified in its charter)

              INDIANA                                  35-1426996
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

    250 EAST 96TH STREET, SUITE 450, INDIANAPOLIS, IN               46240
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

         2,105,203 Common Shares were outstanding as of August 4, 1997.

                              SIGNATURE INNS, INC.

                                      INDEX

Part I - FINANCIAL INFORMATION                                                  Page

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Operations                          1
                  Three and six months ended June 30, 1997 and 1996

                  Pro Forma Consolidated Statements of Operations                2
                  Three and six months ended June 30, 1997 and 1996

                  Consolidated Balance Sheets                                    3
                  June 30, 1997 and December 31, 1996

                  Consolidated Statements of Shareholders' Equity                4
                  Six months ended June 30, 1997 and
                  Year ended December 31, 1996

                  Consolidated Statements of Cash Flows                          5
                  Six months ended June 30, 1997 and 1996

                  Note to Consolidated Financial Statements                      6

         Item 2.  Management's Discussion and Analysis of Financial Condition    7
                  and Results of Operations

Part II - OTHER INFORMATION                                                      11

SIGNATURES                                                                       12

                              SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months ended                   Six Months Ended
                                                                           June 30,                             June 30,
                                                                    1997               1996              1997              1996
------------------------------------------------------------------------------------------------------------------------------------


Revenues:
     Guestroom revenues                                          $ 10,781,136         1,354,846        18,039,904         2,460,217
     Other hotel revenues                                             431,984            62,530           792,584           121,159
     Management and franchise fees                                     15,716           845,415           147,800         1,523,990
                                                                 ------------      ------------      ------------      ------------
                                                                   11,228,836         2,262,791        18,980,288         4,105,366
                                                                 ------------      ------------      ------------      ------------
Operating costs and expenses:
     Direct hotel expenses                                          5,923,492           714,819        10,026,602         1,419,135
     Depreciation, amortization and retirements                       959,733           119,619         1,678,243           243,930
     Corporate expenses                                               652,531           624,051         1,326,930         1,240,972
                                                                 ------------      ------------      ------------      ------------
                                                                    7,535,756         1,458,489        13,031,775         2,904,037
                                                                 ------------      ------------      ------------      ------------

          Operating income                                          3,693,080           804,302         5,948,513         1,201,329
                                                                 ------------      ------------      ------------      ------------

Other income (deductions):
     Equity in income (losses) of hotel limited partnerships           10,347           303,159           (61,676)          323,523
     Interest income                                                  143,673            51,567           211,184           104,585
     Interest expense                                              (1,514,151)         (261,175)       (2,711,810)         (531,421)
     Other partners' equity in income                                       -          (118,794)                -          (172,219)
                                                                 ------------      ------------      ------------      ------------
                                                                   (1,360,131)          (25,243)       (2,562,302)         (275,532)
                                                                 ------------      ------------      ------------      ------------

          Income before income tax expense                          2,332,949           779,059         3,386,211           925,797
Provision for income tax expense                                      823,000                 -         1,195,000                 -
                                                                 ------------      ------------      ------------      ------------
          Net income                                                1,509,949           779,059         2,191,211           925,797
          Preferred stock dividends                                   958,800                 -         1,703,280                 -
                                                                 ------------      ------------      ------------      ------------
          Net income applicable to common stock                  $    551,149           779,059           487,931           925,797
                                                                 ============      ============      ============      ============

          Earnings per common share                              $       0.26              0.37              0.23              0.44
                                                                 ============      ============      ============      ============



Weighted average common shares outstanding                          2,102,651         2,104,075         2,102,763         2,103,974
                                                                 ============      ============      ============      ============

                              SIGNATURE INNS, INC.
           PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Pro Forma                            Pro Forma
                                                                    Three Months ended                   Six Months Ended
                                                                        June 30,                             June 30,
                                                                 1997               1996              1997              1996
---------------------------------------------------------------------------------------------------------------------------------


Revenues:
       Guestroom revenues                                       $ 10,781,136        10,382,763        19,340,088        18,763,532
       Other hotel revenues                                          431,984           476,518           879,206           921,319
       Management and franchise fees                                  15,716                 -            15,716                 -
                                                                ------------      ------------      ------------      ------------
                                                                  11,228,836        10,859,281        20,235,010        19,684,851
                                                                ------------      ------------      ------------      ------------
Operating costs and expenses:
       Direct hotel expenses                                       5,923,492         5,669,077        11,138,973        11,246,128
       Depreciation, amortization and retirements                    959,733           858,380         1,821,243         1,720,868
       Corporate expenses                                            652,531           607,222         1,326,930         1,215,293
                                                                ------------      ------------      ------------      ------------
                                                                   7,535,756         7,134,602        14,287,146        14,182,289
                                                                ------------      ------------      ------------      ------------

            Operating income                                       3,693,080         3,724,602         5,947,864         5,502,562
                                                                ------------      ------------      ------------      ------------

Other income (deductions):
       Equity in income of hotel limited partnerships                 10,347                 -             8,168                 -
       Interest income                                               143,673            77,302           211,184           154,603
       Interest expense                                           (1,514,151)       (1,438,767)       (2,943,805)       (2,876,308)
                                                                ------------      ------------      ------------      ------------
                                                                  (1,360,131)       (1,361,465)       (2,724,453)       (2,721,705)
                                                                ------------      ------------      ------------      ------------

            Income before income tax expense                       2,332,949         2,363,137         3,223,411         2,780,857
Provision for income tax expense                                     823,000           774,460         1,137,333           911,357
                                                                ------------      ------------      ------------      ------------
            Net income                                             1,509,949         1,588,677         2,086,078         1,869,500
            Preferred stock dividends                                958,800           958,800         1,917,600         1,917,600
                                                                ============      ============      ============      ============
            Net income (loss) applicable to common stock        $    551,149           629,877           168,478           (48,100)
                                                                ============      ============      ============      ============

            Earnings (loss) per common share                    $       0.26              0.30              0.08             (0.02)
                                                                ============      ============      ============      ============



Weighted average common shares outstanding                         2,102,651         2,103,872         2,102,763         2,103,974
                                                                ============      ============      ============      ============

                              SIGNATURE INNS, INC.
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------
                                                                          June 30,          December 31,
                                                                            1997               1996
----------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)

ASSETS

Current assets:
       Cash and cash equivalents                                       $  10,414,472          1,994,751
       Restricted cash                                                       661,192            284,292
       Other current assets                                                1,345,091            646,077
                                                                       -------------      -------------
                 Total current assets                                     12,420,755          2,925,120
                                                                       -------------      -------------

Property and equipment, net                                              106,838,560         10,358,333

Furniture and equipment cash reserves                                      1,591,479            184,708

Hotel limited partnership investments                                        676,695          5,539,457

Deferred costs and other assets, net                                         553,026          1,603,461
                                                                       -------------      -------------

                                                                       $ 122,080,515         20,611,079
                                                                       =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                                   4,225,846            238,765
       Other current liabilities                                           5,092,020          1,324,356
                                                                       -------------      -------------
                 Total current liabilities                                 9,317,866          1,563,121

Long-term debt, less current portion                                      63,886,571         12,078,622

Other partners' equity                                                           -              307,343
                                                                       -------------      -------------
                 Total liabilities                                        73,204,437         13,949,086
                                                                       -------------      -------------

Shareholders' equity:
       Preferred stock, no par value. Authorized 5,000,000 shares         40,776,126                -
       Common stock, no par value. Authorized 25,000,000 shares.          10,008,742         10,017,514
       Accumulated deficit                                                (1,908,790)        (3,355,521)
                                                                       -------------      -------------
                 Total shareholders' equity                               48,876,078          6,661,993
                                                                       -------------      -------------

                                                                       $ 122,080,515         20,611,079
                                                                       =============      =============

                              SIGNATURE INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              Common Stock                    Preferred Stock
                                      ----------------------------    -----------------------------     Accumulated
                                         Shares         Amount           Shares         Amount            Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995           2,103,872      $ 9,805,973              -       $       -       $(5,014,747)       4,791,226

  Net income                                 -                -                -               -         1,659,226        1,659,226
  Collection of notes receivable             -            208,875              -               -               -            208,875
  Common shares issued                       541            2,666              -               -               -              2,666
                                       ---------      -----------        ---------     -----------     -----------       ----------

Balance at December 31, 1996           2,104,413       10,017,514              -               -        (3,355,521)       6,661,993

  Net income                                 -                -                -               -         2,191,211        2,191,211
  Fractional shares redeemed              (2,005)         (16,267)             -               -               -            (16,267)
  Restricted stock grant                     500            3,000              -               -               -              3,000
  Exercise of stock options                1,080            4,495              -               -               -              4,495
  Preferred shares issued                    -                -          2,256,000      40,776,126             -         40,776,126
  Cash dividends                             -                -                -               -          (744,480)        (744,480)
                                       ---------      -----------        ---------     -----------     -----------       ----------

Balance at June 30, 1997               2,103,988      $10,008,742        2,256,000     $40,776,126     $(1,908,790)      48,876,078
                                       =========      ===========        =========     ===========     ===========       ==========

                              SIGNATURE INNS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------

Six months ended June 30,                                                        1997                1996
------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
       Net income                                                            $  2,191,211           925,797
       Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation of property and equipment                            1,646,092           233,391
              Amortization of deferred costs                                       34,244            11,064
              Equity in income (losses) of hotel limited partnerships,
                net of distributions received of $1,568,364 and $783,761        1,630,040           460,238
              Other partners' equity in income                                          -           172,219
              Other items                                                        (374,688)         (234,328)
                                                                             ------------      ------------
                     Net cash provided by operating activities                  5,126,899         1,568,381
                                                                             ------------      ------------

Cash flows from investing activities:
       Purchase of hotels from affiliated entities                            (28,939,206)                -
       Acquisition and conversion costs of other operating hotels              (2,139,757)                -
       Property and equipment additions                                          (634,749)         (130,258)
       Repayments of (advances to) hotel limited partnerships, net                (95,031)           80,000
       Deferred acquisition costs and other assets                               (253,867)         (265,268)
                                                                             ------------      ------------
                     Net cash used by investing activities                    (32,062,610)         (315,526)
                                                                             ------------      ------------

Cash flows from financing activities:
       Proceeds of long-term debt                                              23,170,515                 -
       Repayments of long-term debt                                           (25,087,957)       (2,031,764)
       Net repayments on revolving line of credit                              (2,750,000)          300,000
       Fractional common shares redeemed                                          (16,267)                -
       Restricted stock grant and exercise of stock options                         7,495                 -
       Proceeds from issuance of preferred stock                               40,776,126                 -
       Cash dividends paid                                                       (744,480)                -
       Issuance of common stock                                                         -           208,875
       Distributions to other partners by consolidated hotel, net                       -           (78,325)
                                                                             ------------      ------------
                     Net cash provided (used) by financing activities          35,355,432        (1,601,214)
                                                                             ------------      ------------

Net change in cash and cash equivalents                                         8,419,721          (348,359)

Cash and cash equivalents at beginning of period                                1,994,751         2,018,298
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $ 10,414,472         1,669,939
                                                                             ============      ============


Supplemental information:
       Interest paid                                                         $  2,632,000           536,196
       Income taxes paid                                                     $     65,000            26,000
       Debt assumed to acquire property and equipment                        $ 60,462,000                 -

SIGNATURE INNS, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997



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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development, ownership and operation of Signature Inn hotels. As of June 30, 1997, the Company operated 26 hotels, of which 25 are Signature Inn hotels all located in six Midwestern states. The Company also renovated a purchased hotel in Springfield, Illinois which was converted to a Signature Inn and opened June 24, 1997. All hotels operated by the Company are 100% owned with the exception of Signature Inn Carmel which is owned by an unconsolidated partnership with the Company as the 40% general partner.

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

Prior to the January 24, 1997 transactions, the historical consolidated financial statements include the operations of the Company and three 50% owned consolidated hotel affiliates. The equity method is used for the investment in hotel limited partnership in which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operational control.

RESULTS OF OPERATIONS

The following is a discussion of the results of the Company's operations for the three and six months ended June 30, 1997 and 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996 HOTEL OPERATIONS.

HOTEL OPERATIONS. Hotel revenues of $11,213,000 for 1997 represented a $9,796,000 increase compared to 1996. Hotel revenues from the three consolidated hotels decreased $139,000 with the remainder of the increase attributable to the acquisition of twenty previously unconsolidated Signature Inn hotels on January 24, 1997 (the Acquired Signature Inns) and the acquisition of the Louisville East hotel on February 18, 1997 (the Louisville Acquisition). The decreased revenues of the three consolidated hotels resulted from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

Direct hotel expenses for 1997 represented a $5,209,000 increase compared to 1996. Direct hotel expenses from the three consolidated hotels decreased $71,000, with the remainder of the increase attributable to the Acquired Signature Inns and the Louisville Acquisition.

Depreciation and amortization expense increased $840,000 for 1997 compared to 1996 due to the Acquired Signature Inns and the Louisville Acquisition.

Corporate Operations. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition of the Acquired Signature Inns by the Company on January 24, 1997. These fees decreased $830,000 for 1997 compared to 1996 due to the absence of fee income earned from the Acquired Signature Inns subsequent to the date of acquisition offset by fee income from the one remaining affiliated limited partnership owned hotel (which opened February 1997).

Corporate expenses for 1997 were $653,000 which represented a $28,000 increase compared to 1996. The increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss prior to the purchase of the Acquired Signature Inns by the Company on January 24, 1997. The decrease in income is due to the absence of the Company's pro rata share of the acquired Signature Inns subsequent to January 24, 1997.

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

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1997

HOTEL OPERATIONS. Hotel revenues of $18,832,000 for 1997 represented a $16,251,000 increase compared to 1996. Hotel revenues from the three consolidated hotels decreased $211,000 with the remainder of the increase attributable to the acquisition of twenty previously unconsolidated Signature Inn hotels on January 24, 1997 and the acquisition of the Louisville East hotel on February 18, 1997. The decreased revenues of the three consolidated hotels resulted from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

Direct hotel expenses for 1997 represented a $8,607,000 increase compared to 1996. Direct hotel expenses from the three consolidated hotels decreased $77,000, with the remainder of the increase attributable to the Acquired Signature Inns and the Louisville Acquisition.

Depreciation and amortization expense increased $1,434,000 for 1997 compared to 1996 due to the Acquired Signature Inns and the Louisville Acquisition.

Corporate Operations. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition of the Acquired Signature Inns by the Company on January 24, 1997. These fees decreased $1,376,000 for 1997 compared to 1996 due to the absence of fee income earned from the Acquired Signature Inns subsequent to the date of acquisition offset by fees from the one remaining affiliated limited partnership owned hotel (which opened February 1997).

Corporate expenses for 1997 were $1,327,000 which represented an $86,000 increase compared to 1996. The increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss prior to the purchase of the Acquired Signature Inns by the Company on January 24, 1997. The decrease in income is due to the absence of the Company's pro rata share of the acquired Signature Inns subsequent to January 24, 1997.

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

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 1997, the Company generated net cash provided by operating activities of $5,127,000 compared to $1,568,000 in 1996. The change is a result of an increase in earnings excluding non-cash items (income tax expense and depreciation) and an increase of distributions received from hotel limited partnerships.

During the first six months of 1997, the Company used net cash of $32,062,000 in investing activities compared to $316,000 in 1996. The primary element of the change is the acquisition of the Acquired Signature Inns. Also, in February 1997, the Company purchased an operating hotel in Louisville, Kentucky, with funds from cash balances and the assumption of indebtedness. In addition, the Springfield hotel conversion costs were paid during the first half of 1997.

During the first six months of 1997, the Company generated net cash of $35,355,000 in financing activities compared to a use of net cash of $1,601,000 in financing activities during 1996. The change is due primarily to net proceeds from the issuance of preferred stock of $40,776,000.

The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its capital requirements as well as operating expenses, debt service requirements and preferred stock dividends over the next twelve months.

The Company's bank credit facility provides for borrowings of up to $6,000,000 for new hotel construction projects and hotel acquisitions. At June 30, 1997 there were no outstanding advances on the facility. The facility is structured to provide short-term construction and start-up financing for new projects. The Company will replace the credit facility financings on new projects with long-term mortgage financings.

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

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The current presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Because the Company does not have any significant dilutive securities, management does not expect that the new basic earnings per share will be significantly different from primary earnings per share.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
              See note below

Item 2.    Changes in Securities
              See note below

Item 3.    Default upon Senior Securities
              See note below

Item 4.    Submission of matters to a Vote of Security Holders
             May 20, 1997 Annual Meeting of Shareholders
             Matters voted on (out of 2,102,408 eligible shares):
             (i)    Election of two directors for three year terms
                       1,518,284 for; 28,543 abstain
            (ii) Approval of the proposal to amend Article V of the Company's Amended and Restated Articles of Incorporation
                       1,457,812 for; 44,534 against; 44,480 abstain

           (iii)    Approval of independent auditors for the year ended
                       December 31, 1996 1,527,830 for; 6,014 against and
                       12,983 abstain

Item 5.    Other information
              See note below

Item 6.    Exhibits and Reports from 8-K
              See note below

NOTE: The response to each of the above items 1, 2, 3, 5 and 6 is not applicable or is in the negative and does not require a response pursuant to the instructions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIGNATURE INNS, INC.

Date     August 4, 1997             By      /s/      John D. Bontreger
     ----------------------            ----------------------------------------
                                         John D. Bontreger, President and C.E.O.




Date     August 4, 1997             By      /s/        Mark D. Carney
     ----------------------            ----------------------------------------
                                         Mark D. Carney, Vice President Finance
                                         and C.F.O.

Date     August 4, 1997             By      /s/      Martin D. Brew
     ----------------------            ----------------------------------------
                                         Martin D. Brew, Treasurer/Controller