Form 10QSB
period 1997-09-30
SIGNATURE INNS INC/IN
filed 1997-11-10
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1997 Commission File Number 0-9659
                          --------------------                      -------

                              SIGNATURE INNS, INC.
             (Exact name of registrant as specified in its charter)

           Indiana                                      35-1426996
(State or other jurisdiction of                (IRS Employer Identification No.)
(incorporation or organization)

250 East 96th Street, Suite 450, Indianapolis, IN              46240
   (Address of principal executive office)                   (Zip Code)

        Registrant's telephone number, including area code (317) 581-1111

Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

         2,105,203 Common Shares were outstanding as of November 7, 1997

                              SIGNATURE INNS, INC.

                                      INDEX

Part I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Operations                                    1
                  Three and nine months ended September 30, 1997 and 1996

                  Pro Forma Consolidated Statements of Operations                          2
                  Three and nine months ended September 30, 1997 and 1996

                  Consolidated Balance Sheets                                              3
                  September 30, 1997 and December 31, 1996

                  Consolidated Statements of Shareholders' Equity                          4
                  Nine months ended September 30, 1997 and
                  Year ended December 31, 1996

                  Consolidated Statements of Cash Flows                                    5
                  Nine months ended September 30, 1997 and 1996

                  Note to Consolidated Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of Financial Condition              7
                   and Results of Operations

Part II - OTHER INFORMATION                                                               11

SIGNATURES                                                                                12

                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                           1997             1996            1997           1996
------------------------------------------------------------------------------------------------------------------
Revenues:
     Guestroom revenues                                $ 11,439,365       1,529,280      29,479,269      3,989,497
     Other hotel revenues                                   449,914          58,851       1,242,498        183,217
     Management and franchise fees                           29,989         855,542         177,789      2,379,532
                                                       ------------     -----------     -----------     ----------
                                                         11,919,268       2,443,673      30,899,556      6,552,246
                                                       ------------     -----------     -----------     ----------
Operating costs and expenses:
     Direct hotel expenses                                6,625,496         807,000      16,652,098      2,229,342
     Depreciation, amortization and retirements             994,538         137,995       2,672,781        381,925
     Corporate expenses                                     632,421         607,849       1,959,351      1,848,821
                                                       ------------     -----------     -----------     ----------
                                                          8,252,455       1,552,844      21,284,230      4,460,088
                                                       ------------     -----------     -----------     ----------
           Operating income                               3,666,813         890,829       9,615,326      2,092,158
                                                       ------------     -----------     -----------     ----------
Other income (deductions):
     Equity in income of hotel limited partnerships          11,929         326,257         (49,747)       649,780
     Interest income                                        184,980          58,287         396,164        162,872
     Interest expense                                    (1,533,959)       (238,451)     (4,245,769)      (769,872)
     Other partners' equity in income                          --          (141,242)           --         (313,461)
                                                       ------------     -----------     -----------     ----------
                                                         (1,337,050)          4,851      (3,899,352)      (270,681)
                                                       ------------     -----------     -----------     ----------

           Income before income tax expense               2,329,763         895,680       5,715,974      1,821,477
Provision for income tax expense                            467,000         150,000       1,662,000        150,000
                                                       ------------     -----------     -----------     ----------
           Net income                                     1,862,763         745,680       4,053,974      1,671,477
           Preferred stock dividends                        958,800            --         2,662,080           --
                                                       ------------     -----------     -----------     ----------
           Net income applicable to common stock       $    903,963         745,680       1,391,894      1,671,477
                                                       ============     ===========     ===========     ==========
           Earnings per common share                   $       0.43            0.35            0.66           0.79
                                                       ============     ===========     ===========     ==========


Weighted average common shares outstanding                2,105,203       2,104,323       2,105,203      2,104,091
                                                       ============     ===========     ===========     ==========

                              SIGNATURE INNS, INC.
               PRO FORMA CONSOLIDATED OF OPERATIONS (UNAUDITIED)


-------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                           1997           1996             1997            1996
-------------------------------------------------------------------------------------------------------------------
                                                          Actual        Pro Forma                 Pro Forma
Revenues:
     Guestroom revenues                                $ 11,439,365      10,976,575      30,779,453      29,740,107
     Other hotel revenues                                   449,914         445,902       1,329,120       1,367,221
     Management and franchise fees                           29,989            --            45,705            --
                                                       ------------     -----------     -----------     -----------
                                                         11,919,268      11,422,477      32,154,278      31,107,328
                                                       ------------     -----------     -----------     -----------
Operating costs and expenses:
     Direct hotel expenses                                6,625,496       5,961,461      17,764,469      17,207,589
     Depreciation, amortization and retirements             994,538         866,471       2,815,781       2,587,339
     Corporate expenses                                     632,421         597,528       1,959,351       1,812,821
                                                       ------------     -----------     -----------     -----------
                                                          8,252,455       7,425,460      22,539,601      21,607,749
                                                       ------------     -----------     -----------     -----------
           Operating income                               3,666,813       3,997,017       9,614,677       9,499,579
                                                       ------------     -----------     -----------     -----------
Other income (deductions):
     Equity in income of hotel limited partnerships          11,929            --            20,097            --
     Interest income                                        184,980          77,302         396,164         231,905
     Interest expense                                    (1,533,959)     (1,410,885)     (4,477,764)     (4,287,193)
                                                       ------------     -----------     -----------     -----------
                                                         (1,337,050)     (1,333,583)     (4,061,503)     (4,055,288)
                                                       ------------     -----------     -----------     -----------

           Income before income tax expense               2,329,763       2,663,434       5,553,174       5,444,291
Provision for income tax expense                            467,000         872,875       1,604,333       1,784,232
                                                       ------------     -----------     -----------     -----------
           Net income                                     1,862,763       1,790,559       3,948,841       3,660,059
           Preferred stock dividends                        958,800         958,800       2,876,400       2,876,400
                                                       ------------     -----------     -----------     -----------
           Net income applicable to common stock       $    903,963         831,759       1,072,441         783,659
                                                       ============     ===========     ===========     ===========
           Earnings per common share                   $       0.43            0.40            0.51            0.37
                                                       ============     ===========     ===========     ===========


Weighted average common shares outstanding                2,105,203       2,104,413       2,105,203       2,104,413
                                                       ============     ===========     ===========     ===========

                              SIGNATURE INNS, INC.
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                                    September 30,   December 31,
                                                                        1997            1996
-------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                      $   9,896,163       1,994,751
     Restricted cash                                                    1,028,316         284,292
     Other current assets                                               1,516,622         646,077
                                                                    -------------     -----------
               Total current assets                                    12,441,101       2,925,120
                                                                    -------------     -----------

Property and equipment, net                                           107,602,596      10,358,333

Furniture and equipment cash reserves                                   1,760,413         184,708

Hotel limited partnership investments                                     800,724       5,539,457

Deferred costs and other assets, net                                      497,977       1,603,461
                                                                    -------------     -----------
                                                                    $ 123,102,811      20,611,079
                                                                    =============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                  1,841,358         238,765
     Other current liabilities                                          5,130,353       1,324,356
                                                                    -------------     -----------
               Total current liabilities                                6,971,711       1,563,121

Long-term debt, less current portion                                   66,346,001      12,078,622

Other partners' equity                                                       --           307,343
                                                                    -------------     -----------
               Total liabilities                                       73,317,712      13,949,086
                                                                    -------------     -----------
Shareholders' equity:
     Preferred stock, no par value. Authorized 5,000,000 shares.       40,776,126            --
     Common stock, no par value. Authorized 25,000,000 shares.         10,013,800      10,017,514
     Accumulated deficit                                               (1,004,827)     (3,355,521)
                                                                    -------------     -----------
               Total shareholders' equity                              49,785,099       6,661,993
                                                                    -------------     -----------
                                                                    $ 123,102,811      20,611,079
                                                                    =============     ===========

                              SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Common Stock                  Preferred Stock
                                     ---------------------------     ------------------------   Accumulated
                                       Shares          Amount         Shares        Amount        Deficit          Total
                                     ----------     ------------     ---------    -----------    ----------     -----------
BALANCE AT DECEMBER 31, 1995          2,103,872     $  9,805,973          --      $      --      (5,014,747)      4,791,226

   Net income                              --               --            --             --       1,659,226       1,659,226
   Collection of notes receivable          --            208,875          --             --            --           208,875
   Common shares issued                     541            2,666          --             --            --             2,666
                                     ----------     ------------     ---------    -----------    ----------     -----------

BALANCE AT DECEMBER 31, 1996          2,104,413       10,017,514          --             --      (3,355,521)      6,661,993

   Net income                              --               --            --             --       4,053,974       4,053,974
   Fractional shares redeemed            (2,005)         (16,267)         --             --            --           (16,267)
   Restricted stock grant                   500            3,000          --             --            --             3,000
   Exercise of stock options              2,295            9,553          --             --            --             9,553
   Preferred shares issued                 --               --       2,256,000     40,776,126          --        40,776,126
   Cash dividends                          --               --            --             --      (1,703,280)     (1,703,280)
                                     ----------     ------------     ---------    -----------    ----------     -----------
BALANCE AT SEPTEMBER 30, 1997         2,105,203     $ 10,013,800     2,256,000    $40,776,126    (1,004,827)     49,785,099
                                     ==========     ============     =========    ===========    ==========     ===========

                              SIGNATURE INNS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                               1997           1996
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                                          $  4,053,974      1,671,477
      Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation of property and equipment                           2,619,469        358,180
            Amortization of deferred costs                                      32,743         14,915
            Equity in income of hotel limited partnerships,
              net of distributions received of $1,568,364 and $783,761       1,618,111        133,981
            Other partners' equity in income                                      --          313,461
            Other items                                                       (461,417)        87,578
                                                                          ------------     ----------
                   Net cash provided by operating activities                 7,862,880      2,579,592
                                                                          ------------     ----------
Cash flows from investing activities:
      Acquisition of hotels from affiliated entities                       (27,167,338)          --
      Acquisition and conversion costs of other operating hotels            (2,456,123)    (1,806,408)
      Property and equipment additions                                      (2,619,775)      (235,975)
      Repayments of (advances to) hotel limited partnerships, net             (207,131)       200,000
      Deferred acquisition costs and other assets                             (387,463)      (461,478)
                                                                          ------------     ----------
                   Net cash used by investing activities                   (32,837,830)    (2,303,861)
                                                                          ------------     ----------
Cash flows from financing activities:
      Proceeds of long-term debt                                            23,623,906           --
      Repayments of long-term debt                                         (27,063,676)    (2,071,339)
      Repayments (advances) on revolving line of credit                     (2,750,000)     1,650,000
      Fractional common shares redeemed                                        (16,267)          --
      Proceeds from issuance of preferred stock                             40,776,126           --
      Cash dividends on preferred stock                                     (1,703,280)          --
      Issuance of common stock                                                   9,553        208,875
      Distributions to other partners by consolidated hotel, net                  --          (78,325)
                                                                          ------------     ----------
                   Net cash provided (used) by financing activities         32,876,362       (290,789)
                                                                          ------------     ----------
Net change in cash and cash equivalents                                      7,901,412        (15,058)

Cash and cash equivalents at beginning of period                             1,994,751      2,018,298
                                                                          ------------     ----------
Cash and cash equivalents at end of period                                $  9,896,163      2,003,240
                                                                          ============     ==========
Supplemental information:
      Interest paid                                                       $  3,853,000        677,000
      Income taxes paid                                                   $  1,165,000         36,000
      Debt assumed to acquire property and equipment                      $ 62,060,000           --

SIGNATURE INNS, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1997

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is engaged in the development, ownership and operation of Signature Inn hotels. As of September 30, 1997, the Company operated 26 hotels located in six Midwestern states.

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

The Company also acquired an existing hotel in Louisville, Kentucky (in February
1997) and in Springfield, Illinois (in August 1996) from non-affiliated owners. The acquired hotel in Springfield was renovated beginning December 1996 and converted to a Signature Inn in June 1997.

Prior to the January 24, 1997 transactions, the historical consolidated financial statements include the operations of the Company and three 50% owned consolidated hotel affiliates. The equity method is used for the investment in hotel limited partnership in which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operational control. As of September 30, 1997, all hotels operated by the Company are 100% owned with the exception of Signature Inn Carmel which is owned by an unconsolidated partnership with the Company as the 40% general partner.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

HOTEL OPERATIONS. Hotel revenues of $11,889,000 for 1997 represented a $10,301,000 increase compared to 1996. Hotel revenues from the three consolidated hotels decreased $109,000 with the remainder of the increase attributable to the acquisition of twenty previously unconsolidated Signature Inn hotels on January 24, 1997 (the Acquired Signature Inns), the acquisition of the Louisville East hotel in February 1997 (the Louisville Acquisition) and the acquisition of the Springfield hotel in August 1996 (the Springfield Acquisition). The decreased revenues of the three consolidated hotels resulted from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

Direct hotel expenses for 1997 increased $5,818,000 compared to 1996. Direct hotel expenses from the three consolidated hotels increased $26,000, with the remainder of the increase attributable to the Acquired Signature Inns and the Louisville and Springfield Acquisitions.

Depreciation and amortization expense increased $856,000 for 1997 compared to 1996 resulting from the property and equipment and deferred cost increases associated with the acquired hotels.

Corporate Operations. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition of the Acquired Signature Inns by the Company on January 24, 1997. These fees decreased $856,000 for 1997 compared to 1996 due to the absence of fee income earned from the Acquired Signature Inns subsequent to the date of acquisition offset by fee income from a new affiliated limited partnership owned hotel which opened February 1997.

Corporate expenses for 1997 were $632,000 which represented a $24,000 increase compared to 1996. This 4.0% increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. The 1996 equity in income of hotel limited partnerships was attributable to the Acquired Signature Inns. The 1997 decrease in income of $314,000 is due to the absence of the Company's pro rata share of the acquired Signature Inns subsequent to January 24, 1997 offset by the Company's pro rata share of earnings from Signature Inn Carmel.

Interest income for 1997 increased compared to 1996 as a result of increased investable cash balances maintained during 1997, offset by the absence of $20,000 of interest earned from the Company's loan participation agreements in three hotels during the comparable period in 1996. The increase in interest expense for 1997 is due to additional debt assumed by the Company in connection with the Acquired Signature Inns and the Louisville and Springfield Acquisitions.

The Company's annual utilization of its net operating loss carryforwards has been limited due to the preferred stock offering in January 1997. Accordingly, the effective income tax rate for 1997 is substantially higher than in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

HOTEL OPERATIONS. Hotel revenues of $30,721,000 for 1997 represented a $26,549,000 increase compared to 1996. Hotel revenues from the three consolidated hotels decreased $320,000 with the remainder of the increase attributable to the acquisition of the Acquired Signature Inns and the Louisville and Springfield Acquisitions. The decreased revenues of the three consolidated hotels resulted from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

Direct hotel expenses for 1997 increased $14,422,000 compared to 1996. Direct hotel expenses from the three consolidated hotels decreased $73,000, with $14,495,000 of the increase attributable to the Acquired Signature Inns and the Louisville and Springfield Acquisitions.

Depreciation and amortization expense increased $2,290,000 for 1997 compared to 1996 resulting from the property and equipment and deferred cost increases associated with the acquired hotels.

Corporate Operations. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition of the Acquired Signature Inns by the Company on January 24, 1997. These fees decreased $2,247,000 for 1997 compared to 1996 due to the absence of fee income earned from the Acquired Signature Inns subsequent to the date of acquisition offset by fees from a new affiliated limited partnership owned hotel which opened February 1997.

Corporate expenses for 1997 were $1,959,000 which represented an $110,000 increase compared to 1996. This 5.9% increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Other Income (Expense). Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. Equity in income of hotel limited partnerships was reported from the Acquired Signature Inns through January 24, 1997. The $700,000 decrease in income is due to the absence of the Company's pro rata share of the acquired Signature Inns subsequent to January 24, 1997 of $22,000 offset by the Company's pro rata share of earnings from Signature Inn Carmel.

Interest income for 1997 increased compared to 1996 as a result of increased investable cash balances maintained during 1997, offset by the absence of $61,000 of interest earned from the Company's loan participation agreements in three hotels during the comparable period in 1996. The increase in interest expense for 1997 is due to additional debt assumed by the Company in connection with the Acquired Signature Inns and the Louisville and Springfield Acquisitions.

The Company's annual utilization of its net operating loss carryforwards has been limited due to the preferred stock offering in January 1997. Accordingly, the effective income tax rate for 1997 is substantially higher than in 1996.

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 1997, the Company generated net cash provided by operating activities of $7,863,000 compared to $2,580,000 in 1996. The change is a result of an increase in earnings excluding non-cash items (depreciation) resulting from the ownership of the acquired hotels offset by the reduction in management and franchise fees and an increase of distributions received from hotel limited partnerships.

During the first nine months of 1997, the Company used net cash of $32,838,000 in investing activities compared to $2,304,000 in 1996. The primary element of the change is the acquisition of the Acquired Signature Inns. Also, in February 1997, the Company acquired an operating hotel in Louisville, Kentucky, with funds from cash balances and the assumption of indebtedness. In addition, the Springfield hotel conversion costs were paid during the first nine months of 1997.

During the first nine months of 1997, the Company generated net cash of $32,876,000 in financing activities compared to a use of net cash of $291,000 in financing activities during 1996. The change is due primarily to net proceeds from the issuance of preferred stock of $40,776,000, offset by increases in the reduction of debt payments of $5,768,000 and preferred stock dividends of $1,703,000.

The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its capital requirements as well as operating expenses, debt service requirements and preferred stock dividends over the next twelve months.

The Company's bank credit facility provides for borrowings of up to $6,000,000 for new hotel construction projects and hotel acquisitions. At September 30, 1997 there were no outstanding advances on the facility. The facility is structured to provide short-term construction and start-up financing for new projects.

PRIVATE SECURITIES LITIGATION REFORM ACT

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

                              SIGNATURE INNS, INC.
Date     November 10, 1997          By      /s/        John D. Bontreger
    ------------------------          --------------------------------------------------------
                                            John D. Bontreger, President and C.E.O.

Date     November 10, 1997          By      /s/        Mark D. Carney
    ------------------------          --------------------------------------------------------
                                            Mark D. Carney, Vice President Finance and C.F.O.

Date     November 10, 1997          By      /s/      Martin D. Brew
    ------------------------          --------------------------------------------------------
                                            Martin D. Brew, Treasurer/Controller