Form 10KSB40
period 1997-12-31
SIGNATURE INNS INC/IN
filed 1998-03-27
CIK 352948

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                          Commission File Number 0-9659

                              SIGNATURE INNS, INC.
              (Exact name of small business issuer in its charter)

            Indiana                                     35-142996
            -------                                     ---------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 250 East 96th Street, Suite 450, Indianapolis,
                 ----------------------------------------------
                  Indiana 46240 (Address of principal executive
                               offices) (Zip Code)

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

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form. No disclosure will be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference herein.[x]

         Issuer's revenues for the most recent fiscal year: $40,146,000

Aggregate Market Value of Voting Stock Held by Non-Affiliates: (Computed on average price as of March 24, 1998.) $ 8,621,669.

    Total Shares of Common Stock Outstanding as of March 24, 1998: 2,105,203

Documents Incorporated By Reference: The Signature Inns, Inc. 1998 Annual Meeting of Shareholders Notice and Proxy Statement is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

         Yes    ; No  X
            ----    ----

================================================================================

                                     PART I
                                     ------


Items 1 and 2.  Business and Properties
--------------  ------------------------

                                     GENERAL


         Signature Inns, Inc. (the "Company") was incorporated under the laws of the State of Indiana on March 31, 1978. The Company owns and operates a total of 26 Signature Inn hotels located in six Midwestern states. The Signature Inn chain of hotels is classified in the "mid-scale chain without food and beverage" segment of the hotel industry. The Company has three, wholly-owned subsidiary corporations, each of which is described briefly below.

         Prior to January 24, 1997, the Company, directly or through a wholly-owned subsidiary, was the general partner of a total of 21 Indiana limited partnerships and joint venture partnerships. The partnerships owned, in the aggregate, a total of 24 Signature Inn hotels (having a total of 2,816 rooms), 23 of which were open and operating on January 24, 1997. All hotels were operated under long-term management and franchise agreements between the affiliated partnerships and the Company, from which the Company derived substantial fee revenue.

         On January 24, 1997, the Company completed a public offering (the "Offering") of 2,000,000 shares of its $1.70 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). An additional 256,000 shares of Series A Preferred Stock was sold on January 31, 1997, and February 6, 1997, pursuant to the exercise of over-allotment options granted to the underwriters. Net proceeds to the Company from the Offering were $40.8 million.

         On January 24, 1997, using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired 23 of the 24 hotel properties previously owned by affiliated partnerships. The Company continues as the general partner of the partnership which owns the 24th hotel.

         The aggregate purchase price paid by the Company for the 23 hotel properties was $84.1 million. Of that amount, $28.3 million was paid in cash at the time of closing from the net proceeds of the Offering, and $3.6 million was used to pay outstanding second mortgage indebtedness on three of the hotels. The $52.2 million balance of the purchase price was represented by the assumption or replacement by the Company of outstanding first mortgage debt on the hotels.

         During 1997, the Company completed the acquisition and renovation of two additional hotels, both Best Westerns, located in Springfield, Illinois and Louisville (East), Kentucky. Both hotels have been converted to Signature Inns, but the Louisville (East) hotel continues to be a member of the Best Western reservation system. The addition of these two hotels increased the chain to 26 hotels.

         Currently, the Company has no hotels under construction and only one site under contract.

         P & N Corporation ("P&N"), a wholly-owned subsidiary of the Company, was organized in 1993 and acts as the sole general partner of: (a) the Peoria/Normal Signature Limited Partnership, which owns and operates the Normal and Peoria, Illinois, Signature Inn hotel properties; (b) the Knoxville Signature Limited Partnership, which owns and operates the Knoxville, Tennessee, Signature Inn hotel property; and, (c) Signature Meridian Limited Partnership, which owns and operates the Carmel, Indiana, Signature hotel property. The Company is the sole limited partner in each of those partnerships, except for Signature Meridian Limited Partnership, whose sole limited partner is unrelated to the Company.

         S.I.E. Corporation, a wholly owned subsidiary of the Company, was organized in 1995 and owns the Indianapolis East Signature Inn hotel property. SI Springfield Corporation, a wholly-owned subsidiary of the Company, was organized in 1996 and owns the Springfield, Illinois Signature Inn hotel property.

         Each of the Company's subsidiaries is an Indiana Corporation. Management of those subsidiaries is essentially the same as the Company's.

         The principal offices and places of business of the Company and its subsidiaries consist of approximately 9,100 square feet of leased office space at 250 East 96th Street, Suite 450, Indianapolis, Indiana 46240.


                         THE COMPANY'S HOTEL PROPERTIES


         The Company owns, directly or through wholly-owned subsidiaries and limited partnerships, 25 hotel properties (23 acquired on January 24, 1997; one in Springfield, Illinois, acquired on August 27, 1996; and, one in Louisville, Kentucky, acquired on February 19, 1997) and, through a subsidiary, is the general partner of an Indiana limited partnership which owns an eighty-one room Signature Inn hotel property in Carmel, Indiana. The 26 hotel properties operated by the Company comprise an aggregate of 3,059 rooms.

         Listed on the following table are the location, year opened and number of rooms of each of the Company's hotel properties.


PROPERTY                                    LOCATION
--------                                    --------                                                        NO.
                                                                                                 YEAR       OF
                                                                                                 OPENED     ROOMS
                                                                                                 ------     -----
Signature Inn - Indianapolis Northwest      I-465 & Michigan Road, Indianapolis, Indiana         1981         141
Signature Inn - Fort Wayne                  I-69 & State Road 3, Fort Wayne, Indiana             1982         102
Signature Inn - Castleton                   I-465 & Allison Road, Indianapolis, Indiana          1983         125
Signature Inn - Lafayette                   I-65 & State Road 26, Lafayette, Indiana             1983         121
Signature Inn - Muncie                      McGaillard Road & Chadam Lane, Muncie, Indiana       1984         101
Signature Inn - Cincinnati (North)          I-75 & Sharonville Road, Sharonville, Ohio           1985         130
Signature Inn - Cincinnati (Northeast)      I-71 & Mason-Montgomery Road, Cincinnati, Ohio       1985          99
Signature Inn - Southport                   I-65 & Southport Road, Indianapolis, Indiana         1985         101
Signature Inn - Indianapolis East           I-465  &  East  Washington  Street,   Indianapolis,  1985         101
                                            Indiana
Signature Inn - Indianapolis West           I-465 & West 38th Street, Indianapolis, Indiana      1985         101
Signature Inn - Columbus                    I-270 & Cleveland Road, Columbus, Ohio               1986         125
Signature Inn - Kokomo                      U.S. 31 & Alto Road, Kokomo, Indiana                 1986         101
Signature Inn - Evansville                  Green River Road & Vogel Road, Evansville, Indiana   1986         125
Signature Inn - Terre Haute                 I-70 & U.S. 41, Terre Haute, Indiana                 1987         150
Signature Inn - Elkhart                     Indiana Toll Road & State Road 19, Elkhart, Indiana  1987         125
Signature Inn - Florence                    Turfway Road & I-71, Florence, Kentucky              1987         125
Signature Inn - Dayton                      I-75 State Road, 725, Miamisburg, Ohio               1987         125
Signature Inn - South Bend                  Indiana Toll Road & U.S. 31, South Bend, Indiana     1987         123
Signature Inn - Louisville South            I-65 & Fern Valley Road, Louisville, Kentucky        1988         123
Signature Inn - Normal                      101 South Veterans Parkway, Normal, Illinois         1988         124
Signature Inn - Peoria                      4112 North Brandywine, Peoria, Illinois              1988         124
Signature Inn - Bettendorf                  I-74 & Spruce Hill Drive, Bettendorf, Iowa           1989         119
Signature Inn - Knoxville                   I-75 & Cedar Bluff Road, Knoxville, Tennessee        1989         124
Signature Inn - Springfield                 I-55 & Stevenson Drive, Springfield, Illinois        1997         124
Signature Inn - Carmel                      I-465 & U.S. 31, Carmel, Indiana                     1997          81
Signature Inn - Louisville East             I-64 & Blankenburger Road, Louisville, Kentucky      1997         119
                                                                                                              ---
                                                                                                             3,059

         Signature Inn-Carmel is managed by the Company pursuant to a Management Agreement entered between the Company and Signature Meridian Limited Partnership, an Indiana limited partnership, of which a wholly-owned subsidiary of the Company is the general partner. Under the terms of the Management Agreement, the Company establishes policies for the partnership's employees, establishes room rates, directs promotional activities, supervises the purchase and replacement of equipment, supplies and inventories, supervises maintenance activities and selects vendors, suppliers and independent contractors. In addition, the Company performs all bookkeeping and administrative duties in connection with the Carmel hotel and administers payments and reports to the limited partner. For its services to the partnership, Signature receives management fees averaging approximately 5% of the gross receipts per month for the hotel. In addition, the Company receives reimbursement of certain expenses which it incurs in connection with the Management Agreement, including reimbursement for salaries and related costs of the hotel general and assistant general managers, who are employed by the Company, but who devote all of their time to the partnership hotel property. The term of the Management Agreement is ten years and is renewable on the mutual agreement of the parties.

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

         The Company is the owner of a 3.3 acre parcel of unimproved real estate located in Nashville, Tennessee.

                 SIGNATURE INN CONCEPT, FACILITIES AND SERVICES

         Signature Inn hotels are designed to attract business and leisure travelers who seek exceptional room quality and comfort at moderate room rates. Signature Inn hotels provide spacious, well appointed guest rooms, swimming pools, exercise facilities and a complimentary Breakfast Express(R) for their guests, as well as other amenities offered by full service hotels. However, unlike full-service hotels, Signature Inn hotels do not provide management-intensive facilities and services, such as restaurants or cocktail lounges. Because approximately 65% of Signature Inn guests are business travelers, the Company emphasizes services designed for the business traveler, such as large, in-room desks, voice mail, speaker phones with data ports and business centers.

         The hallmarks of the Signature chain are the friendliness of Signature Inn hotel staffs and the cleanliness of Signature Inn hotel rooms and related facilities. The Company's Legendary Service Program is designed to ensure the selection, training and continuous supervision of a capable, well-groomed and highly motivated staff of hotel employees who, at all levels, exemplify the "whatever it takes" attitude toward serving the needs of Signature Inn hotel guests. The Company's ongoing refurbishing efforts, guest comment card evaluations and "mystery guest inspection" programs all combine to ensure a high-level of consistency and quality. The attractive architectural design and landscaping of Signature Inn hotels qualify for the "Three Diamond" American Automobile Association ("AAA") rating which is based upon the quality of a hotel's facilities, services and amenities. This is the highest rating afforded to limited service hotels.

         Complimentary services and amenities offered by all Signature Inn hotels include:


           * Business center with PC and printer                 * Cable TV and a movie channel
           * Breakfast Express(R)                                * USA Today delivered to the room
           * Individual storage facilities for guests            * Large, well-lighted desks
           * Guest room voice mail                               * FAX and copy services
           * Modem ports on telephones                           * Interview centers
           * Second in-room phone with speaker                   * The Wall Street Journal
           * Express check-out service                           * Free local telephone calls
           * Swimming pool                                       * In-room coffee makers
           * In-room hospitality centers with microwave          * Iron and ironing boards
              and mini-refrigerator/freezer                      * Complimentary popcorn




         Additional features include fitness centers at twelve hotels and airport shuttle service at seven hotels. Signature Inn hotels without fitness centers negotiate arrangements with nearby health clubs and fitness centers for the use of their facilities by hotel guests. In addition, hotel management typically makes arrangements with nearby restaurants for the hotel's guests to qualify for discounts by showing their guest room key card.

         Designed with the convenience and comfort of its guests in mind, a typical Signature Inn hotel incorporates a large two-story atrium and a bright, well-appointed and richly decorated lobby and registration area. Most Signature Inn hotels contain approximately 120 spacious, quiet and comfortably furnished guest rooms, averaging 312 square feet in size. Signature Inn hotels are located near interstate highways, restaurants and business and leisure travelers' destination points, such as business parks, office buildings and local attractions.

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

         The Company believes that, through the elimination of full service management-intensive facilities and services, such as restaurant or cocktail lounges, banquet centers and room service, the Company will be able to deliver a hotel "product" that addresses its guests' needs while meeting their price expectations. Signature Inn hotels are conveniently located adjacent to or near popular restaurants such as Bob Evans, Cracker Barrel, Frisch's, Shoney's, Olive Garden, Red Lobster and Outback Steakhouse. Because Signature Inn hotels do not have restaurant facilities, Signature Inn hotels, like other limited service hotels, generally have a significantly lower break-even threshold and are not as labor and management intensive as full service hotels.

                            LODGING INDUSTRY OVERVIEW

         U.S. Lodging Industry. The U.S. lodging industry, as a whole, has shown significant improvement since the beginning of 1992. The Company believes that the key elements underlying the improvements in the industry's operating performance and profitability are favorable economic conditions and a rate of room demand growth which exceeded the growth rate of room supply from 1992 to 1995. According to Coopers & Lybrand Hospitality Directions, room demand growth and room supply growth have increased in 1995, 1996 and 1997. Occupancy has remained relatively stable while ADR has increased consistently throughout the lodging industry from 1995 through 1997. In 1995, 1996 and 1997, Occupancy changed .5%, -.1% and -1.0%, respectively, while ADR increased 4.8%, 6.6% and 6.2% respectively.

         Mid-Scale Chain Segment of Lodging Industry. Smith Travel Research divides the lodging industry into five segments based on the pricing of individual hotels in urban markets. These segments are: upper upscale; upscale ; mid-scale with food and beverage; mid-scale without food and beverage; and economy . Signature Inn hotels are in the mid-scale without food and beverage segment of the hotel industry, as are such other hotel chains as Hampton Inn, Fairfield Inn, Holiday Inn Express, LaQuinta Inn, Drury Inn and Comfort Inn.

         The mid-price, limited service segment of the lodging industry emerged in the mid-1980's. In contrast to full service hotels, the midprice, limited service segment eliminated or substantially reduced food and beverage services, and featured minimal meeting space and fewer amenities, all at a reduced price. Strong consumer acceptance of this type of hotel product led to significant growth in the number of midprice, limited service hotels throughout the U.S. Although traditionally associated with "budget" accommodations, the limited service hotel concept has evolved into different classes of product type, which now encompass upscale, mid-price, and economy properties.

         Occupancy, ADR and RevPAR Comparisons. Smith Travel Research groups U.S. hotels by nine geographical regions. All but five of Signature's hotels are located in the region which Smith Travel Research defines as the states of Illinois, Indiana, Michigan, Ohio and Wisconsin (the "East North Central Region"). The East North Central Region is used as the basis for the comparisons below because over 96% of the Company's hotels are located within or immediately adjacent to the East North Central Region and because the Company believes that regional comparisons are more relevant than comparisons based upon the entire U.S. hotel industry.

         The following tables compare the Occupancy, ADR and RevPAR of the Company's 26 hotels, mid-scale chains without food and beverage in the East North Central Region and all hotels in the East North Central Region for the period from 1993 through 1997:

                                  OCCUPANCY(1)


                                        EAST NORTH
                                      CENTRAL REGION:                        EAST NORTH
         SIGNATURE INN               MID-SCALE CHAINS                      CENTRAL REGION
YEAR        HOTELS                WITHOUT FOOD & BEVERAGE                    ALL HOTELS

1993         66.2%                       69.2%                                  59.5%
1994         67.8%                       72.1%                                  62.9%
1995         67.2%                       70.7%                                  63.1%
1996         65.9%                       67.8%                                  62.0%
1997         64.7%                       66.2%                                  61.0%


(1) Occupancy represents total rooms sold (i.e., occupied by paying guest) divided by total available rooms. Total available rooms represents the number of saleable rooms multiplied by the number of days in the reported month.


                                     ADR(2)

                                     EAST NORTH
                                    CENTRAL REGION:                           EAST NORTH
         SIGNATURE INN             MID-SCALE CHAINS                        CENTRAL REGION
YEAR        HOTELS               WITHOUT FOOD & BEVERAGE                     ALL HOTELS
----        ------               -----------------------                     ----------

1993         $50.48                      $47.43                                 $56.42
1994         $53.45                      $49.92                                 $58.55
1995         $55.81                      $53.67                                 $61.35
1996         $57.02                      $57.03                                 $65.75
1997         $58.35                      $59.81                                 $69.64

(2) ADR represents total room revenues divided by the total number of rooms sold.

                                    REVPAR(3)


                                         EAST NORTH
                                       CENTRAL REGION:                         EAST NORTH
          SIGNATURE INN               MID-SCALE CHAINS                       CENTRAL REGION
YEAR         HOTELS                WITHOUT FOOD & BEVERAGE                     ALL HOTELS

1993         $33.42                      $32.81                                 $33.57
1994         $36.24                      $35.99                                 $36.83
1995         $37.50                      $37.95                                 $38.71
1996         $37.55                      $38.65                                 $40.76
1997         $37.77                      $39.62                                 $42.48

(3) RevPAR represents Occupancy multiplied by ADR for the reported period.

                                   TRADEMARKS

         The mark "Signature Inn" with related logo was registered by the Company with the Indiana Secretary of State effective on October 8, 1980. In addition, on October 5, 1982, the mark "Signature Inn" (with logo) was registered on the principal register of the United States Patent and Trademark Office. On September 18, 1984, the mark "Signature Inn", only, and the stylized "S" logo, only, were registered on the principal register of the United States Patent and Trademark Office. On February 14, 1990, the declarations of five years use for each of the marks was accepted by the United States Patent and Trademark Office. These registrations are now in effect until a renewal date of September 18, 2004.

         Three other marks, which are used by the Company in its hotel operations, namely, "We Help You Get Down to Business," "Sincerely Yours," and "There Is Something Personal About a Signature," were registered with the United States Patent and Trademark Office on October 12, 1982, October 23, 1990 and April 30, 1991, respectively. Most recently, the mark, "Breakfast Express," was registered with the United States Patent Trademark Office on November 3, 1992.

         Currently, the Company has two trademark applications pending before the United States Patent and Trademark Office. Those applications are for registration for the marks "Signature Suites" and "Signature Inn and Suites," both of which were filed on May 30, 1997. Patent office actions have been received and responded to by the Company, and registration of the marks is expected imminently.

         On June 1, 1989, Signature Inns, Inc. entered into an agreement with a Canadian group which had owned the Canadian trademark registration of "Signature Inn." Under the agreement, the Canadian registration of the mark "Signature Inn" became the property of Signature Inns, Inc.

                        SALES, MARKETING AND RESERVATIONS

         Guest Profile. During 1997, approximately 65% of Signature Inn guests were business travelers and approximately 35% were leisure and other nonbusiness travelers. Business travelers constitute the primary source of weekday room sales throughout the year while leisure travel is generally the major source of room sales on weekends. However, during the summer vacation months, leisure travel demand is also strong throughout the week.

         The Company offers a frequent stay program, the Signature Club, to business travelers who may otherwise not qualify for a volume discount offered to corporations and travel agency consortiums. The membership is extended free of charge to travelers who have stayed at least 10 nights at a Signature Inn hotel. Club benefits include 20% off rack rates, free stay for the guest's spouse, express hotel reservations, express check-in and special check cashing privileges. The Company currently has over 15,000 Signature Club members. Approximately 6% of the Company's chain-wide room nights for 1997 were derived from Signature Club members.

         Sales and Marketing. Since the opening of its first hotel, Signature Inns has placed a strong emphasis on developing new business relationships through an aggressive personal sales calling program. Hotel management of each Signature Inn hotel is responsible for sales in the local market. The Company, through the development of annual and quarterly corporate and hotel business and sales plans, establishes a targeted number of sales calls, open-houses and direct mailings. Incentive compensation for corporate sales and hotel management personnel is awarded based upon achievement of the goals established in these plans. The corporate sales staff is responsible for regional and national sales and the development of relationships with the travel planners of large companies and large travel agency consortiums. The Company currently has negotiated rate arrangements with over 250 companies and with most major travel agency consortiums. Because the Company has management control over all hotels, it can offer negotiated chain-wide room rate pricing based upon volume for all hotels in the Signature Inn chain.

         To complement these sales efforts, the Company is active with various national organizations such as the American Society of Association Executives, the National Business Travel Association, the American Society for Travel Agents, the National Tour Association, the American Bus Association and the Ontario Motor Coach Association.

         To attract the individual senior traveler and capitalize on the growing senior citizen market, the Company offers a 20% discount to all American Association of Retired Persons members. Additionally, the Company offers special motorcoach rates to attract overnight business from the growing senior group tour market. The Company promotes this business through its development of prepackaged tours marketed to senior group tour planners and operators. These competitively priced tour packages available in each Signature Inn market include popular attractions, theaters, museums, specialty restaurants and discounted overnight accommodations at a Signature Inn hotel.

         To appeal to the 35 million membership of the AAA, which consists primarily of leisure travelers, Signature Inn hotels offer "special value" rates (20% discount), and each hotel subscribes to the Official Appointment Designation in all of the applicable AAA Tour Books. Approximately 4% of 1997 chain-wide room nights came from AAA members.

         All Signature Inn hotels feature an outdoor swimming pool (or indoor pool at seven locations), free stays for children age 17 and under, complimentary all-you-can-eat Breakfast Express(R) and clean, comfortable accommodations to appeal to value conscious leisure travelers and families. These travelers include leisure groups such as overnight guests for weddings, anniversaries, reunions, athletic teams and group motorcoach tours for senior citizens.

         The Company has utilized the services of a full-service advertising agency to assist in developing advertising and marketing programs on a local, regional and national basis. National exposure has been generated by placing advertisements in targeted business travel publications such as Business Travel News and Travel Weekly. Regional and local advertising primarily focuses on radio, business publications, direct mail to travel agencies and corporate travel planners, the Yellow Pages, billboards and local program advertising.

         The Company enlists the services of a full-service public relations agency to assist the Company in generating public awareness of Signature Inns within its markets. During 1997, the Signature Inn chain was the official hotel of the Indiana State Fair and the Hoosier State Games. Signature Inns sponsors an annual golf classic for the benefit of Habitat for Humanity, a non-profit organization which builds homes for the working poor. Funds raised from this effort, along with funds raised by local hotel fundraisers and other efforts, have assisted in the building of eight Habitat homes in Indianapolis, Indiana. As a community service, during the holiday season, each Signature Inn hotel provides two complimentary rooms per night to families visiting a hospitalized family member.

         Reservations. The Company utilizes TeleServices Resources, Inc., a subsidiary of AMR Corporation and a sister company of American Airlines, to provide central reservation services. The chain's toll free number, 1-800-822-5252, can be accessed across the continental U.S., Canada and the Virgin Islands. The Company believes its system is comparable to systems used by large national hotel chains. The system is interfaced with the airlines' Global Distribution System including electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus, which are used by travel agencies. This sophisticated electronic system connects the Company's 26 Signature Inn hotels to over 35,000 travel agencies and over 250,000 travel agents in the U.S. and Canada and is also accessible to travel agents in Central and South America and Europe.

         Over 20% of Signature Inns' 1997 chain-wide revenue was generated through the central reservation system. The Company believes that the availability of its reservation system, in combination with the increased awareness of its hotels that is expected to result from its geographic expansion, will contribute to occupancy growth in its existing hotels and new hotels.


                                    EMPLOYEES

         Including its five executive officers, the Company employs 30 full-time employees at its corporate office. In addition, the Company employs approximately 500 full-time employees and 200 part-time employees at its hotel properties. The Company believes it has an excellent relationship with its employees.

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

                                   COMPETITION

         The operation of hotels is an extremely competitive business. Signature Inn hotels are in competition with numerous hotel management companies and hotel chains in their respective areas of operation of varying quality and size, including national and regional chains, and companies which have available to them greater name recognition and financial resources than the Company. The Company believes its management possesses adequate experience and that the Signature Inn concept is sufficiently recognized to enable the chain to compete successfully against its competitors.

                                  REFURBISHING

         To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurbishing and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the property may be diminished. The Company establishes reserve funds in connection with the operation of its hotels for refurbishing which are generally based upon specified percentages of hotel revenues. The Company plans to continue maintaining these reserve funds and making expenditures, as needed, to maintain the value and profitability of its hotel properties.

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

                                  MISCELLANEOUS

          The Company is not dependent upon a single customer or a very few customers. The loss of any one customer would not have a material adverse effect on the Company. All raw materials utilized by the Company in the construction or refurbishing of their respective hotels are believed to be readily available at competitive prices. The Company is not engaged in any material research or development activities.

                             EARLIER RESTRUCTURINGS

         During 1992 and 1993, the Company conveyed to its lenders a total of six Company-owned hotels in lieu of foreclosure and in full release and discharge of the substantial deficiency obligations (representing the negative difference between the estimated fair market value of the properties and the related indebtedness) owing to those lenders. In addition, on December 23, 1992, the Company negotiated a substantial restructuring of its indebtedness to its former primary lender. On December 16, 1993, the Company completed a total extinguishment at a discount of the Company's indebtedness and warrant obligations then owing to its former primary lender, pursuant to a comprehensive refinancing package. In 1995, the Company paid most of the indebtedness incurred in connection with the 1993 refinancing, including a $900,000 Capital Appreciation Fee.

         ITEM 3. LEGAL PROCEEDINGS. The Company is involved in various lawsuits arising in the normal course of its business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, assets, financial condition or results of operations.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.

                                     PART II

         ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS. On January 21, 1997(1), the shares of the Company's Common Stock were first listed on the NASDAQ National Market System under the symbol "SGNS." Prior to January 21, 1997, shares of the Company's Common Stock were not actively traded in any established market, and Paragon Capital Corporation of Boca Raton, Florida, was the only broker-dealer which undertook to make a market in and to provide quotes for the Company's Common Stock.

         The range reported of high and low bid (for 1996) and closing (for
1997) prices per share for the Company's Common Stock, as adjusted for a 1-for-3.7 share reverse stock split effective as of January 21, 1997, for each quarter within the last two fiscal years is set forth below:


         Quarter
          Ended                     High(2)                   Low(2)
          -----                     -------                   ------

         12/31/97                   $  6.875                   $ 4.50
         9/30/97                    $  7.00                    $ 5.00
         6/30/97                    $  6.875                   $ 5.375
         3/31/97                    $  9.00                    $ 6.875

         12/31/96                   $ 12.950                   $ 7.400
         9/30/96                    $ 14.800                   $ 1.850
         6/30/96                    $  3.700                   $ 1.850
         3/31/96                    $  4.163                   $ 1.850

(1) On the same date, the shares of the Company's $1.70 Cumulative Convertible Preferred Stock, Series A also were listed on the NASDAQ, National Market System under the symbol "SGNSP."
(2) Quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of the date of this Form 10-KSB, there are approximately 4,400 record holders of the Company's Common Stock.

         Since its inception in 1978, the Company has not declared or paid any cash dividends on its Common Stock. Currently, the Company's ability to pay cash dividends on its Common Stock is restricted under the terms of loan agreements between the Company and its lendors as well as by the terms of the Company's $1.70 Cumulative, Convertible Preferred Stock, Series A, as provided in the Company's Articles of Incorporation, as amended.

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         GENERAL.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The equity method is used for investments in hotel limited partnerships in which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operational control.

         During 1996 and through January 1997, the Company used the equity method for its seventeen unconsolidated hotel limited partnerships, which owned a total of twenty hotels. Additionally, the financial statements of three 50% owned hotel affiliates, which each owned one hotel, were included in the Company's consolidated financial statements.

         In January 1997, the Company completed a public offering ("the Offering") of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the twenty-three hotel properties previously owned by affiliated entities. The acquisitions included the purchase of the limited partners' interests in the unconsolidated hotel limited partnerships and also the purchase of the remaining interests in the three 50% owned and consolidated hotel affiliates.

         Two additional company-owned hotels, which were acquired from nonaffiliates and converted to Signature Inns, began operations in February 1997 (Louisville East) and July 1997 (Springfield). The Springfield hotel was acquired in August 1996 and operations were closed from January to July 1997 to undergo the conversion to a Signature Inn. A third newly developed Signature Inn (Carmel) owned by an unconsolidated limited partnership began operations in February 1997.

         During 1997 the Company completed a hotel improvement program designed to improve the competitive position of its properties and certain operating cost efficiencies. The program included the addition of hospitality centers, including a microwave and mini-refrigerator/freezer, in over 50% of the guestrooms. Additionally, all guestrooms were equipped with in room coffee makers, iron and ironing boards, and a second telephone with a speaker phone and data port. Operating cost efficiency programs included the redesign of the Breakfast Express area and the replacement of commercial area lighting with high efficiency light fixtures.

         RESULTS OF OPERATIONS.

         The following is a discussion of the results of the Company's operations for the years ended December 31, 1997 and 1996.

         YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31,
1996.

         Hotel Revenues. Revenues are principally derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $39,938,000 for 1997 represented a $34,434,000 increase compared to 1996. Hotel revenues increased due to the acquisition of twenty previously unconsolidated Signature Inn hotels on January 24, 1997, the acquisition of the Louisville East hotel in February 1997 and the acquisition of the Springfield hotel in August 1996. The three previously consolidated hotels experienced decreased revenues of $328,000 resulting from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

         Management and Franchise Fees. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition by the Company. These fees decreased $2,854,000 for 1997 compared to 1996 due to the absence of fee income earned subsequent to January 24, 1997, offset by fee income from a new unconsolidated limited partnership owned hotel which began operations February 1997.

         Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1997 increased $19,311,000 compared to 1996. Direct hotel expenses from the three consolidated hotels increased $183,000, with the remainder of the increase attributable to the acquired hotels. As a percent of hotel revenues, direct hotel expenses decreased from 58.2% to 56.4%.

         Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $3,148,000 for 1997 compared to 1996 resulting from the property and equipment and deferred cost increases associated with the acquired hotels.

         Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1997 were $2,630,000 which represented a $319,000 increase compared to 1996. This 13.8% increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

         Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. The 1996 equity in income of hotel limited partnerships was attributable to the acquired hotels. The 1997 decrease in income of $645,000 is due to the absence of the Company's pro rata share of the acquired hotels subsequent to January 24, 1997, offset slightly by the Company's pro rata share of earnings from Carmel.

         Interest Income and Expense. Interest income for 1997 increased compared to 1996 as a result of increased investable cash balances maintained during 1997 resulting mainly from the preferred stock sale proceeds, offset by the absence of $77,000 of interest earned from the Company's loan participation agreements in three hotels during 1996. The increase in interest expense for 1997 is due to additional debt assumed by the Company in connection with the acquired hotels.

         Other. Land sales resulted in the recognition of a gain of $353,000 compared to a loss of $27,000 for 1997 and 1996, respectively. Also, in 1996 minority interest in earnings of consolidated partnerships was $346,000.

         Income Taxes. The Company's annual utilization of its net operating loss carryforwards has been limited due to the preferred stock offering in January 1997. Accordingly, the effective income tax rate for 1997 of 18.2% is substantially higher than the income tax rate of 11.5% in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         Hotel Revenues. Hotel revenues of $5,400,000 for 1996 represented a 55.6% increase compared to 1995. Hotel revenues from Indianapolis South and Elkhart increased $51,000 for the year, with the remainder of the increase attributable to the consolidation of Indianapolis East beginning December 29, 1995 and the revenue from the Springfield hotel acquired in August 1996. The increased revenues of Indianapolis South and Elkhart resulted from an increase in average daily rates.

         Management and Franchise Fees. Revenue from management and franchise fees decreased $65,000 for 1996 compared to 1995. The decrease in fee income is due to the absence of $140,000 of fee income from Indianapolis East during 1995 prior to its consolidation. This decrease is offset partially by a $75,000 increase in fees earned during 1996 compared to 1995 from the unconsolidated partnership owned hotels. During 1996, revenues from these twenty hotels increased due to average daily rate increases offset by a slight decrease in occupancy.

         Direct Hotel Expenses. Direct hotel expenses for 1996 represented a $1,342,000 increase compared to 1995. Direct hotel costs and expenses from Indianapolis South and Elkhart increased $133,000 for the year, with the remainder of the increase attributable to the consolidation of Indianapolis East beginning December 29, 1995 and the Springfield hotel acquired in August 1996.

         Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $151,000 for 1996 compared to 1995 due primarily to the consolidation of Indianapolis East.

         Corporate Expenses. Corporate expenses for 1996 increased $146,000 due primarily to the establishment of additional hotel regional director positions late in 1995.

         Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. For 1996 compared to 1995, the equity in income of hotel limited partnerships decreased

$165,000 which is attributable to a gain recognized by the Company in 1995 (based upon its ownership share) upon a debt restructuring of a partnership.

         Interest Income and Expense. Interest income for 1996 decreased compared to 1995 as a result of lower interest income from invested cash balances. Interest expense increased for 1996 compared to 1995 due to the consolidation of Indianapolis East and the related interest on its mortgage loan, offset by a decrease in corporate interest due to decreased average outstanding indebtedness, and a decrease in the interest rates on the Company's borrowing arrangements. In May 1996, the bank term note with an outstanding balance of $1,422,000 was paid in full. Simultaneously with this paydown, the Company's available line of credit was increased to $3,100,000 with interest at prime plus one-half percent.

CAPITAL RESOURCES AND LIQUIDITY

         Historically, the Company has funded its operations principally through cash flow from operations and borrowings under certain credit facilities. At December 31, 1997, the Company had $11,127,000 of cash and cash equivalents compared to $1,995,000 at December 31, 1996.

         Net cash provided by operating activities increased to $8,290,000 in 1997 compared to $2,870,000 in 1996, an increase of $5,420,000. The increase was a result of earnings, excluding non-cash items (depreciation and amortization) from the ownership of acquired hotels and an increase in distributions received from hotel limited partnerships, offset by the reduction in management and franchise fees.

         Net cash used by investing activities increased to $37,670,000 in 1997 compared to $2,512,000 in 1996, an increase of $35,158,000. The primary element of change from 1996 was the cash used in the acquisitions. Net cash used for property and equipment additions of $4,166,000 in 1997, an increase of $3,670,000 compared to 1996, included the 1997 hotel improvement program and ongoing hotel refurbishing projects.

         Net cash provided by financing activities was $38,512,000 in 1997 compared to a net cash used of $382,000 in 1996. The change is due primarily to net proceeds from the issuance of preferred stock during 1997 of $40,776,000, offset partially by the payment of $2,662,000 of preferred stock dividends.

         The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its operating needs, debt service and preferred dividend requirements over the next twelve months.

         The Company may seek to obtain credit facilities or issue corporate debt or equity securities in order to raise additional capital. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to such other terms as the Board of Directors of the Company considers appropriate.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

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

SEASONALITY

         Demand for hotel accommodations varies seasonally in the Signature Inns hotels' market areas. Typically, the demand for hotel accommodations and correspondingly, occupancy rates for the hotels, will be higher during the period from March through October and lower during the period from November through February.

SUPPLY AND DEMAND

         In some years, construction of lodging facilities in the United States resulted in an excess supply of available rooms, and the oversupply had an adverse effect on occupancy levels and room rates in the industry. Although the relationship between supply and demand has been favorable in recent years, the lodging industry may be adversely affected in the future by (i) an oversupply of available rooms, (ii) national and regional economic conditions, (iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, and
(v) the availability of credit.

INFLATION

         The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Company's financial condition or results of operations for the periods presented.

YEAR 2000

         In 1997, the Company began the process of identifying and evaluating changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000 which could result in system failures. The Company is also communicating with software vendors and others with which it conducts business to help identify and resolve the year 2000 issue. The total cost of converting all internal systems has not been completely quantified, but it is not expected to be a material cost to the Company. However, no estimates can be made as to the potential adverse impact that may result from the failure of the Company's software vendors and others with which it conducts business to become year 2000 compliant. Costs related to the year 2000 issue are being expensed as incurred.

         ITEM 7.  FINANCIAL STATEMENTS.

The following financial information is included on the following pages indicated:

                                                                            Page
                                                                            ----


Consolidated Statements of Operations                                         20

Consolidated Balance Sheets                                                   21

Consolidated Statements of Shareholders' Equity                               22

Consolidated Statements of Cash Flows                                         23

Notes to Consolidated Financial Statements                                    24

Report of Independent Auditors                                                33

ITEM 7. FINANCIAL STATEMENTS

                              SIGNATURE INNS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                                    ACTUAL                         PRO FORMA
YEARS ENDED DECEMBER 31,                                    1997             1996            1997            1996
---------------------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)     (UNAUDITED)

Revenues:
     Guestroom revenues                                 $ 38,287,318       5,241,230      39,587,502      38,331,280
     Other hotel revenues                                  1,650,611         262,656       1,737,233       1,791,920
     Management and franchise fees                           208,166       3,061,958          76,082            --
                                                        ------------    ------------    ------------    ------------

          Total revenues                                  40,146,095       8,565,844      41,400,817      40,123,200
                                                        ------------    ------------    ------------    ------------
Operating costs and expenses:
     Direct hotel expenses                                22,513,790       3,203,180      23,626,161      23,254,996
     Depreciation, amortization and retirements            3,718,483         570,454       3,861,483       3,470,000
     Corporate expenses                                    2,629,930       2,311,326       2,629,930       2,311,326
                                                        ------------    ------------    ------------    ------------
          Total operating costs and expenses              28,862,203       6,084,960      30,117,574      29,036,322
                                                        ------------    ------------    ------------    ------------

          Operating income                                11,283,892       2,480,884      11,283,243      11,086,878
                                                        ------------    ------------    ------------    ------------

Other income (expense):
     Equity in income of hotel limited partnerships          (49,065)        596,190          20,779            --
     Interest income                                         542,613         206,835         542,613         339,538
     Interest expense                                     (5,804,796)     (1,035,340)     (6,036,791)     (5,632,456)
     Other                                                   352,564        (372,450)        352,564         (26,938)
                                                        ------------    ------------    ------------    ------------
          Income before income tax expense                 6,325,208       1,876,119       6,162,408       5,767,022
Income tax expense                                         1,150,000         216,893       1,092,333       1,378,000
                                                        ------------    ------------    ------------    ------------
          Net income                                       5,175,208       1,659,226       5,070,075       4,389,022

Preferred stock dividends                                  3,620,880            --         3,835,200       3,835,200
                                                        ------------    ------------    ------------    ------------
          Net income applicable to common stock         $  1,554,328       1,659,226       1,234,875         553,822
                                                        ============    ============    ============    ============

          Basic and diluted earnings per common share   $       0.74            0.79            0.59            0.26
                                                        ============    ============    ============    ============



Weighted average common shares outstanding                 2,103,993       2,104,167       2,103,993       2,104,167
                                                        ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.
                          CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------

DECEMBER 31,                                                            1997             1996
-------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                    $  11,126,602        1,994,751
     Restricted cash                                                    529,212          284,292
     Accounts receivable                                                702,891           86,594
     Federal income tax receivable                                      517,553              -
     Other current assets                                               373,141          559,483
                                                                  -------------    -------------
               Total current assets                                  13,249,399        2,925,120

Property and equipment, net                                         108,670,976       10,358,333
Furniture and equipment cash reserves                                 1,395,557          184,708
Hotel limited partnership investments                                   833,107        5,539,457
Deferred costs and other assets, net                                    678,599        1,603,461
                                                                  -------------    -------------

                                                                  $ 124,827,638       20,611,079
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                1,606,390          238,765
     Accounts payable                                                   743,086          544,199
     Accrued property taxes                                           1,526,653          282,347
     Accrued payroll                                                    808,944          359,905
     Other current liabilities                                          583,525          137,905
                                                                  -------------    -------------
               Total current liabilities                              5,268,598        1,563,121

Long-term debt, less current portion                                 69,611,507       12,078,622
Other partners' equity                                                     --            307,343
                                                                  -------------    -------------
               Total liabilities                                     74,880,105       13,949,086
                                                                  -------------    -------------

Shareholders' equity:
     Cumulative convertible preferred stock (no par value;
          5,000,000 shares authorized; 2,256,000 shares issued)      40,776,126              -
     Common stock (no par value; 25,000,000 shares authorized;
          2,105,203 and 2,104,413 shares issued)                     10,013,800       10,017,514
     Accumulated deficit                                               (842,393)      (3,355,521)
                                                                  -------------    -------------
               Total shareholders' equity                            49,947,533        6,661,993
                                                                  -------------    -------------

                                                                  $ 124,827,638       20,611,079
                                                                  =============    =============



See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 Common Stock              Preferred Stock
                                      --------------------------- -------------------------------   Accumulated
                                         Shares          Amount          Shares         Amount        Deficit          Total
--------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995            2,103,872    $  9,805,973               -   $          -     (5,014,747)      4,791,226

    Net income                                  -               -               -              -      1,659,226       1,659,226
    Collection of notes receivable              -         208,875               -              -              -         208,875
    Common shares issued                      541           2,666               -              -              -           2,666
                                     ------------    ------------    ------------   ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1996            2,104,413      10,017,514               -              -     (3,355,521)      6,661,993

    Net income                                  -               -               -              -      5,175,208       5,175,208
    Fractional shares redeemed             (2,005)        (16,267)              -              -              -         (16,267)
    Restricted stock grant                    500           3,000               -              -              -           3,000
    Exercise of stock options               2,295           9,553               -              -              -           9,553
    Preferred shares issued, net                -               -       2,256,000     40,776,126              -      40,776,126
    Preferred stock cash dividends
        ($1.18 per share)                       -               -               -              -     (2,662,080)     (2,662,080)
                                     ------------    ------------    ------------   ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1997            2,105,203    $ 10,013,800       2,256,000   $ 40,776,126       (842,393)     49,947,533
                                     ============    ============    ============   ============   ============    ============











See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                      1997            1996
----------------------------------------------------------------------------------------------------


Cash flows from operating activities:
       Net income                                                       $  5,175,208       1,659,226
       Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation of property and equipment                        3,669,251         538,274
             Amortization of deferred costs                                   46,805          32,180
             Equity in income of hotel limited partnerships,
               net of distributions received of $776,883 and $783,761        825,948         187,571
             Other partners' equity in income                                      -         345,512
             (Gain) loss on sales of land                                   (352,564)         26,938
             Increase in federal income tax receivable                      (517,553)              -
             Change in accrued revenue and expenses, net                    (557,036)         80,514
                                                                        ------------    ------------
                   Net cash provided by operating activities               8,290,059       2,870,215
                                                                        ------------    ------------

Cash flows from investing activities:
       Acquisition of hotels from affiliated entities                    (31,819,484)              -
       Acquisition and conversion costs of other operating hotels         (2,633,898)     (1,788,304)
       Property and equipment additions                                   (4,165,978)       (496,202)
       Proceeds from sales of land                                           521,701         210,018
       Non-operating distributions from hotel limited partnerships           791,481               -
       Net repayments from (advances to) hotel limited partnerships         (238,831)         90,000
       Deferred costs and other assets                                      (124,908)       (527,543)
                                                                        ------------    ------------
                   Net cash used by investing activities                 (37,669,917)     (2,512,031)
                                                                        ------------    ------------

Cash flows from financing activities:
       Proceeds of long-term debt                                         38,523,906         479,159
       Repayments of long-term debt                                      (35,302,356)     (2,171,882)
       (Repayments) advances on revolving line of credit                  (2,750,000)      1,650,000
       Loan financing costs                                                 (491,044)        (45,687)
       Proceeds from issuance of preferred stock                          41,199,997               -
       Deferred offering costs                                                     -        (423,871)
       Cash dividends on preferred stock                                  (2,662,080)              -
       Issuance of common stock                                                9,553         208,875
       Fractional common shares redeemed                                     (16,267)              -
       Distributions to other partners                                             -         (78,325)
                                                                        ------------    ------------
                   Net cash provided (used) by financing activities       38,511,709        (381,731)
                                                                        ------------    ------------

Net change in cash and cash equivalents                                    9,131,851         (23,547)

Cash and cash equivalents at beginning of year                             1,994,751       2,018,298
                                                                        ------------    ------------
Cash and cash equivalents at end of year                                $ 11,126,602       1,994,751
                                                                        ============    ============


See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
The Company developed and operates 26 Signature Inn hotels at December 31, 1997 located in six Midwestern states.

In January 1997, the Company completed a public offering (the "Offering) of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired 23 hotel properties previously owned by affiliated entities.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of three 50% owned hotel affiliates are included in the Company's consolidated financial statements through January 1997 (when the Company acquired the remaining 50% ownership interests and liquidated the affiliates) and the results of the acquired hotel properties since the date of acquisition. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation. The equity method is used for investments in hotel limited partnerships in which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operations control.

The affiliate owned hotels acquired by the Company in January 1997 were accounted for as a purchase transaction. The Company's existing equity interests were carried over at their historical basis. The aggregate purchase price was $84.1 million, including the assumption or replacement of $52.2 million of affiliate hotel debt.

The 1997 and 1996 unaudited pro forma statements of operations were prepared assuming the completion of the Offering and the acquisition of the 23 hotels had occurred at the beginning of each year being presented. The unaudited pro forma information is presented for supplemental disclosure purposes and is not necessarily indicative of what would have occurred if the acquisitions had taken place on that date. The unaudited pro forma information also does not purport to project the Company's results of operations at any future date or future period.

Certain reclassifications of prior year amounts have been made to conform with current year presentations.

                              SIGNATURE INNS, INC.

REVENUES
Management and franchise fees are based on a percentage of revenues of the hotels owned by hotel limited partnerships and are recognized as hotel revenues are earned.

EARNINGS PER SHARE
In 1997, the Company adopted FAS 128 "Earnings Per Share" which provides computation, presentation, and disclosure requirements for earnings per share and supersedes Accounting Principles Board Opinion 15. Basic earnings per share for 1997 and 1996 were computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding (2,103,993 and 2,104,167 in 1997 and 1996, respectively). At December 31, 1997 and December 31, 1996, the Company had no dilutive securities.

CASH EQUIVALENTS
Cash equivalents represent highly liquid short-term investments with initial maturities of three months or less.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of 40 years for buildings, 15 to 20 years for land improvements and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the term of the related lease.

Land held for sale is carried at the lower of cost or estimated fair value less selling costs.

HOTEL LIMITED PARTNERSHIP INVESTMENTS
Investments in hotel limited partnerships are recorded at the Company's initial investment, increased by the Company's share of the partnership's income, less distributions received.

DEFERRED COSTS
Fees and other costs incurred in obtaining long-term financing are amortized on the straight-line basis over the term of the related loan. Unamortized loan costs are charged to expense upon the early payment of the related financing. Costs related to the issuance of the preferred stock were charged to the related proceeds. Accumulated amortization amounted to $609,099 and $562,294 at December 31, 1997 and 1996, respectively.

                              SIGNATURE INNS, INC.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK BASED COMPENSATION
In 1996, the Company adopted FAS 123 "Accounting for Stock Based Compensation," which prescribes accounting and reporting standards for all stock-based compensation plans. FAS 123 allows companies to continue using existing methods for recognizing the expense of these plans and requires pro forma disclosures in the financial statements of earnings per share using the fair value method prescribed in the statement.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT
The Company evaluates its real estate and partnership investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate or partnership investments are considered impaired, a loss is provided to reduce the carrying value to its estimated fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of long-term debt approximates its fair value because the interest rates are currently at market. A reasonable estimate of the fair value of the receivable from the hotel limited partnerships (note 3) is not practicable without incurring excessive costs because there is no market for a comparable instrument. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

                              SIGNATURE INNS, INC.

(2)      PROPERTY AND EQUIPMENT

Property and equipment representing Company-owned hotels, corporate office equipment and land held for sale or development are summarized as follows:


               --------------------------------------------------------------------------
                                                              1997              1996
               --------------------------------------------------------------------------

               Land                                     $  14,514,555         1,210,500
               Buildings                                   87,806,490         8,875,006
               Leasehold and land improvements              1,593,955           759,890
               Furniture and equipment                     14,269,631         4,164,663
               Land held for sale or development              698,450           674,833
                                                         -------------     -------------
                                                          118,873,081        15,684,892

               Accumulated depreciation                    10,202,105         5,326,559
                                                         -------------     -------------
                                                        $ 108,670,976        10,358,333
                                                         =============     =============


(3)      HOTEL LIMITED PARTNERSHIPS

Summary financial information for the hotel limited partnerships reported on the equity method is as follows:


               ------------------------------------------------------------------------------------
                                                                  1997              1996
               ------------------------------------------------------------------------------------

               Hotel properties                            $   3,894,265         67,833,883
               Net current assets                                 12,599            890,576
               Deferred costs                                    125,670            832,720
               Long-term debt                                 (2,260,007)       (56,760,169)
                                                            -------------     --------------
                  Net assets                                   1,372,265         12,797,010
               Less:
                    Equity of other partners                     823,358         10,503,698
                  Income not recognized                                -            195,503
                                                            -------------     --------------
               Equity in limited partnerships                    548,947          2,097,809
               Receivables from limited partnerships, net        284,200          3,441,648
                                                            -------------     --------------
                                                           $     833,107          5,539,457
                                                            =============     ==============

               Revenues                                        3,022,384         34,346,009
               Operating expense                              (3,314,000)       (31,479,752)
               Nonrecurring items                             20,177,670         (2,890,000)
                                                            -------------     --------------
                  Net income (loss)                           19,886,054            (23,743)
               Less other partners' share                    (19,935,119)          (619,933)
                                                            -------------     --------------
                    Equity in income (loss)                $     (49,065)           596,190
                                                            =============     ==============

                              SIGNATURE INNS, INC.

The nonrecurring items in 1997 represent the net gains from the sale of the partnerships' hotels to the Company, which gains were allocated to the limited partners. The nonrecurring items in 1996 represent write-downs of the hotel properties of certain partnerships.

As of December 31, 1997 and 1996, net receivables from hotel limited partnerships, classified as long-term investments, included $284,200 and $517,987, respectively, of interest-bearing advances. At December 31, 1996, the Company also had a $2,377,361 non-interest bearing note receivable from a partnership which was dependent on future cash flows of the partnership for repayment. In January 1997, upon completion of the Offering and acquisition of hotel properties owned by affiliated partnerships, the outstanding receivables from the partnerships were satisfied in full.

Interest income on receivables from limited partnerships was $18,393 in 1997 and $142,640 in 1996.


(4)       LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows:


                 -------------------------------------------------------------------
                                                        1997                 1996
                 -------------------------------------------------------------------

                 Hotel mortgages                    $  71,165,741         9,556,169
                 Line of credit                           -               2,750,000
                 Other                                     52,156            11,218
                                                     -------------     -------------
                                                       71,217,897        12,317,387

                 Less current portion                   1,606,390           238,765
                                                     -------------     -------------
                      Long-term portion             $  69,611,507        12,078,622
                                                     =============     =============

The hotel mortgages are secured by hotels and land and bear interest at rates ranging from 7.5% to 10.0% (8.9% weighted average interest rate at December 31, 1997) through maturity dates ranging from 1999 to 2016.

At December 31, 1996, the revolving line of credit bears interest at prime plus
 .50% (8.75% at December 31, 1996). The line of credit was paid in full in January 1997 upon completion of the Offering.

                              SIGNATURE INNS, INC.

The aggregate annual scheduled principal payments during the next five years are: $1,606,000 in 1998, $10,079,000 in 1999, $1,533,000 in 2000, $4,102,000 in
2001 and $1,742,000 in 2002.

Interest paid amounted to $5,723,000 and $1,040,000 in 1997 and 1996.


(5)       INCOME TAXES

Income tax expense is summarized as follows:


                  ---------------------------------------------------------------------------
                                                                 1997                1996
                  --------------------------------------------------------------------------

                  Current                                 $     1,150,000          216,893
                  Deferred                                      1,329,000          500,000
                  Valuation allowance decrease                 (1,329,000)        (500,000)
                                                           ---------------     -------------

                       Total income expense               $     1,150,000          216,893
                                                           ===============     =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:


                  --------------------------------------------------------------------------
                                                                1997               1996
                  --------------------------------------------------------------------------

                  Deferred Tax Assets:
                  Hotel limited partnership investments   $                      1,229,000
                                                              -
                  Land held for sale or development            315,000             580,000
                  Partnership advances                               -             419,000
                  Net operating loss carry forwards            947,000           1,486,000
                  Other                                          6,000             529,000
                                                           ------------        ------------
                      Gross deferred tax assets              1,268,000           4,423,000
                      Less valuation allowances               (282,000)         (1,611,000)
                                                           ------------        ------------
                      Net deferred tax assets             $    986,000           2,632,000
                                                           ============        ============

                  Deferred Tax Liabilities:
                  Hotel properties, primarily                  986,000              37,000
                  depreciation
                  Hotel limited partnerships                         -           2,595,000
                                                           ------------        ------------
                       Deferred tax liabilities           $    986,000           2,632,000
                                                           ============        ============

                              SIGNATURE INNS, INC.

The following reconciles income tax expense at the federal statutory tax rate with the effective rate:


         -------------------------------------------------------------------------------------------
                                                                         1997              1996
         -------------------------------------------------------------------------------------------

         Income taxes at the federal statutory rate                        34.0%             34.0%
         State taxes, net of federal tax benefit                            6.0%              4.3%
         Decreases in valuation allowance, principally arising
           from the utilization of net operating loss carryforwards       (21.8%)           (26.7%)
                                                                     --------------    -------------

         Effective income tax rate                                         18.2%             11.6%
                                                                     ==============    =============

Income taxes paid amounted to $1,618,000 and $145,500 in 1997 and 1996, respectively. At December 31, 1997, the net operating loss carryforwards for income taxes, which expire in 2007, are approximately $2,800,000.

(6)       SHAREHOLDERS'  EQUITY AND EMPLOYEE STOCK PLANS

Immediately prior to the consummation of the Offering, the Board of Directors authorized a 1-for-3.7 reverse common stock split, decreasing the number of outstanding shares from 7,786,327 to 2,104,413. All share and per share amounts have been retroactively restated to reflect the reverse stock split. Shareholders subsequently voted to amend the articles of incorporation and increase the authorized common shares to 25,000,000.

PREFERRED STOCK

The holders of the outstanding preferred stock are entitled to cumulative dividends in the annual amount of $1.70 per share, when declared by the Board of Directors. The aggregate cumulative unpaid preferred stock dividends of $958,000, or $.425 per share, at December 31, 1997, were paid in January 1998. Holders have the right to convert their shares into shares of common stock, at any time, at the conversion ratio of approximately 2.08 shares of common stock for each share of preferred stock. The preferred stock is not entitled to vote, unless the Company is in default in the payment of full dividends for six dividend quarters. The preferred stock is redeemable at the option of the Company on or after February 1, 2000, at the following redemption prices:


                                                            REDEMPTION
                             PERIOD                            PRICE
              -------------------------------------     ----------------
              February 1, 2000 to January 31, 2001          $20.97
              February 1, 2001 to January 31, 2002          $20.72
              February 1, 2002 to January 31, 2003          $20.49
              February 1, 2003 to January 31, 2004          $20.24
              February 1, 2004 and thereafter               $20.00

                              SIGNATURE INNS, INC.

SHAREHOLDER RIGHTS PLAN

The Company has a Shareholder Rights Plan under which a dividend of one preferred stock purchase right ("Right") was distributed for each outstanding share of the Company's common stock to shareholders of record on March 18, 1997. Each Right entitles the holder to buy one-hundredth of one share of non-cumulative preferred stock at an exercise price of $40 per hundredth of a share. The Rights become exercisable ten days after a person or group acquires beneficial ownership of 20% or more of the Company's common stock. The Rights are nonvoting and expire on March 18, 2007, unless exercised or previously redeemed by the Company at $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right.


EQUITY INCENTIVE PLAN

Awards granted to directors, officers and employees of the Company under the 1996 Equity Incentive Plan may be in the form of incentive stock options, non-qualified stock options, or restricted stock grants until February 2006. No more than 750,000 shares of common stock may be awarded as either stock options or restricted stock grants, subject to adjustment in certain circumstances (the "Available Shares"). Available Shares cannot exceed 10% of the total outstanding shares of common stock and no more than 5% of the Available Shares may be awarded in the form of restricted stock grants. Outside Directors are eligible only for awards of restricted stock grants. The exercise price of the stock options shall not be less than the fair market value of the Company's common stock at the time of the grant. Each stock option becomes exercisable in installments on the first, second and third anniversary of the grant and expire 10 years from the date of the grant.

A summary of stock option activity under the 1996 Equity Incentive Plan is as follows:


                                                   Price        Options
                                                   -----        -------
         OUTSTANDING AT DECEMBER 31, 1996                             -

                              Granted              $8.00         91,500
                              Exercised                               -
                              Forfeited            $8.00         (2,500)
                                                           ----------------

         OUTSTANDING AT DECEMBER 31, 1997          $8.00         89,000
                                                           ================

                              SIGNATURE INNS, INC.

During 1997, options for 2,295 shares granted under the 1986 Incentive Stock Option Plan were exercised at $4.16 per share. The 1986 Incentive Stock Option Plan expired on March 26, 1996.


STOCK BASED COMPENSATION

 The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information is required as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated using a Black-Scholes option pricing model with the following assumptions for 1997: a risk-free interest rate of 5.75%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of .39; and a weighted-average expected life of the options for nine years.

Had compensation cost for the Company's stock option grants been determined based on the fair market value consistent with the method of FAS 123, the Company's net income would have been reduced by $164,000 or $.08 per common share for 1997.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Signature Inns, Inc.:

We have audited the accompanying consolidated balance sheets of Signature Inns, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Inns, Inc. as of December 31, 1997 and 1996 and the results of operations and cash flows for each of the years then ended in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP
Indianapolis, Indiana
February 20, 1998

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         The information called for by Items 9-12 is incorporated by reference from the Signature Inns, Inc. 1998 Annual Meeting of the Shareholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTS.

         ITEM 10. EXECUTIVE COMPENSATION.

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) The Exhibit Index required by Item 601 of Regulation S-B is as follows:

                      (3)(i) Amended and Restated Articles of Incorporation of Signature Inns, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 of the Company, Registration No. 333-12735 (the "Form SB-2").

                      (3)(ii) Amended and Restated Code of Bylaws of Signature Inns, Inc. (incorporated by reference to Exhibit
                                3.2 to Form SB-2.)

                      (4)(i) Specimen of Common Stock Certificate of Signature Inns, Inc. (incorporated by reference to Exhibit 4.1 to the Form SB-2).

                      (4)(ii) Specimen of Preferred Stock Certificate of Signature Inns, Inc. (incorporated by reference to Exhibit 4.2 to the Form SB-2).

                      (4)(iii) Form of Rights Agreement adopted by the Board of Directors of Signature Inns, Inc. (incorporated by reference to Exhibit 4.3 to the Form SB-2).

                      (9)       Voting Trust Agreement: None.

                      (10)      Material Contracts: None.

                      (11) Statement re: Computation of per share earnings-attached. See page 38.

                      (13)      Annual or quarterly reports: Not applicable

                      (16) Letter on change in certifying accountant: Not applicable.

                      (18) Letter on change in accounting principles: Not applicable.

                      (21) Subsidiaries of the Registrant: See page 3 of this Form 10-KSB.

                      (22) Published Report regarding matters submitted to vote: Not applicable.

                      (23)      Consent of Experts and Counsel: Not applicable.

                      (24)      Power of Attorney: Not applicable.

                      (27)      Financial Data Schedule:

                      (99)      Additional Exhibits: None.

         The Financial Statements as set forth under Item 7 are filed as a part of this Report (see page 20 et seq.). All financial statements schedules are omitted as they are either not applicable or the required information is included in the financial statements or the notes thereto.

                  (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report : None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIGNATURE INNS, INC.



                                    By: /s/ John D. Bontreger
                                        --------------------------------
                                        John D. Bontreger
                                        Chairman of the Board, President
                                        Chief Executive Officer and Secretary
ATTEST:


/s/ Mark D. Carney
-------------------
Senior Vice President, Chief Financial Officer
and Assistant Secretary

Date:       March 25, 1998

         Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  March 25, 1998             /s/ John D. Bontreger
                                  ---------------------
                                   John D. Bontreger, Chairman of the Board,
                                   President and Chief Executive Officer,
                                   Secretary and Director of Signature Inns,
                                   Inc.

Date:  March 25, 1998              /s/ Mark D. Carney
                                   ------------------
                                   Mark D. Carney, Senior Vice President
                                   Finance, Chief Financial Officer, Assistant
                                   Secretary and Director of Signature Inns,
                                   Inc.

Date:  March 25, 1998              /s/ Bo L. Hagood
                                   ----------------
                                   Bo L. Hagood, Senior Vice President Hotel
                                   Operations and Director of Signature Inns,
                                   Inc.

Date:  March 25, 1998              /s/ David R. Miller
                                   -------------------
                                   David R. Miller, Vice President Sales and
                                   Marketing and Director of Signature Inns,
                                   Inc.

Date:  March 25, 1998              /s/ Martin D. Brew
                                   ------------------
                                   Martin D. Brew, Treasurer and Controller of
                                   Signature Inns, Inc.

Date:  March 25, 1998              /s/ Stephen M. Huse
                                   -------------------
                                   Stephen M. Huse, Director of Signature Inns,
                                   Inc.

Date:  March 25, 1998              /s/ George A. Morton
                                   --------------------
                                   George A. Morton, Director of Signature Inns,
                                   Inc.

Date:  March 25, 1998              /s/ Richard L. Russell
                                   ----------------------
                                   Richard L. Russell, Director of Signature
                                   Inns, Inc.

Date:   March 25, 1998             /s/ William S. Watson
                                   ---------------------
                                   William S. Watson, Director of Signature
                                   Inns, Inc.