Form 10QSB
period 1998-03-31
SIGNATURE INNS INC/IN
filed 1998-05-11
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter ended March 31, 1998 Commission File Number 0-9659
                             --------------                        ------

                              SIGNATURE INNS, INC.
             (Exact name of registrant as specified in its charter)


               INDIANA                                  35-1426996
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)


    250 EAST 96TH STREET, SUITE 450, INDIANAPOLIS, IN      46240
         (Address of principal executive office)          (Zip Code)


        Registrant's telephone number, including area code   (317) 581-1111


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]   NO [ ]



          2,105,203 Common Shares were outstanding as of May 11, 1998.

                              SIGNATURE INNS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                                    Page
                                                                                  ----
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Operations                            1
                  Three months ended March 31, 1998 and 1997

                  Consolidated Balance Sheets                                      2
                  March 31, 1998 and December 31, 1997

                  Consolidated Statements of Shareholders' Equity                  3
                  Three months ended March 31, 1998 and
                  Year ended December 31, 1997

                  Consolidated Statements of Cash Flows                            4
                  Three months ended March 31, 1998 and 1997

                  Note to Consolidated Financial Statements                        5

         Item 2.  Management's Discussion and Analysis of Financial Condition      6
                   and Results of Operations

Part II - OTHER INFORMATION                                                        10

SIGNATURES                                                                         11

                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                              ACTUAL
                                                                   ---------------------------         PRO FORMA
      THREE MONTHS ENDED MARCH 31,                                   1998               1997              1997
-----------------------------------------------------------------------------------------------------------------



Revenues:
     Guestroom revenues                                           $ 8,529,531         7,258,768         8,558,952
     Other hotel revenues                                             463,051           360,600           447,229
     Management and franchise fees                                     34,620           132,084                 -
                                                                  -----------       -----------       -----------
          Total revenues                                            9,027,202         7,751,452         9,006,181
                                                                  -----------       -----------       -----------
Operating costs and expenses:
     Direct hotel expenses                                          5,403,192         4,103,110         5,215,488
     Depreciation, amortization and retirements                     1,135,174           718,510           861,510
     Corporate expenses                                               722,124           674,399           674,399
                                                                  -----------       -----------       -----------
          Total operating costs and expenses                        7,260,490         5,496,019         6,751,397
                                                                  -----------       -----------       -----------

          Operating income                                          1,766,712         2,255,433         2,254,784
                                                                  -----------       -----------       -----------

Other income (expense):
     Equity in income of hotel limited partnerships                   (12,169)          (72,023)           (2,179)
     Interest income                                                  148,649            67,511            67,511
     Interest expense                                              (1,564,945)       (1,197,659)       (1,429,654)
     Other                                                              5,984                 -                 -
                                                                  -----------       -----------       -----------
          Income before income tax expense                            344,231         1,053,262           890,462
Income tax expense                                                    119,104           372,000           314,333
                                                                  -----------       -----------       -----------
          Net income                                                  225,127           681,262           576,129
Preferred stock dividends                                             958,800           744,480           958,800
                                                                  ===========       ===========       ===========
          Net income (loss) applicable to common stock            $  (733,673)          (63,218)         (382,671)
                                                                  ===========       ===========       ===========

          Basic and diluted earnings (loss) per common share      $     (0.35)            (0.03)            (0.18)
                                                                  ===========       ===========       ===========



Weighted average common shares outstanding                          2,105,203         2,102,878         2,102,878
                                                                  ===========       ===========       ===========

                              SIGNATURE INNS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


-------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,           DECEMBER 31,
                                                                          1998                 1997
-------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash and cash equivalents                                       $  10,865,368          11,126,602
      Restricted cash                                                       894,303             529,212
      Accounts receivable                                                 1,005,668             702,891
      Federal income tax receivable                                               -             517,553
      Other current assets                                                  390,903             373,141
                                                                      -------------       -------------
                Total current assets                                     13,156,242          13,249,399

Property and equipment, net                                             108,619,280         108,670,976
Furniture and equipment cash reserves                                       792,977           1,395,557
Hotel limited partnership investment                                        780,138             833,107
Deferred costs and other assets, net                                        684,093             678,599
                                                                      -------------       -------------

                                                                      $ 124,032,730         124,827,638
                                                                      =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                   7,634,849           1,606,390
      Accounts payable                                                      842,533             743,086
      Accrued property taxes                                              1,665,931           1,526,653
      Accrued payroll                                                       356,589             808,944
      Income taxes                                                          184,788                   -
      Other current liabilities                                             879,425             583,525
                                                                      -------------       -------------
                Total current liabilities                                11,564,115           5,268,598

Long-term debt, less current portion                                     63,254,755          69,611,507
                                                                      -------------       -------------
                Total liabilities                                        74,818,870          74,880,105
                                                                      -------------       -------------

Shareholders' equity:
      Cumulative convertible preferred stock (no par value;
           5,000,000 shares authorized; 2,256,000 shares issued)         40,776,126          40,776,126
      Common stock (no par value; 25,000,000 shares authorized;
           2,105,203 shares issued and outstanding)                      10,013,800          10,013,800
      Accumulated deficit                                                (1,576,066)           (842,393)
                                                                      -------------       -------------
                Total shareholders' equity                               49,213,860          49,947,533
                                                                      -------------       -------------

                                                                      $ 124,032,730         124,827,638
                                                                      =============       =============

                              SIGNATURE INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                             Common Stock                    Preferred Stock
                                      ----------------------------     --------------------------     Accumulated
                                          Shares         Amount          Shares         Amount          Deficit         Total
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996             2,104,413    $ 10,017,514               -   $          -     (3,355,521)      6,661,993

     Net income                                  -               -               -              -      5,175,208       5,175,208
     Fractional shares redeemed             (2,005)        (16,267)              -              -              -         (16,267)
     Restricted stock grant                    500           3,000               -              -              -           3,000
     Exercise of stock options               2,295           9,553               -              -              -           9,553
     Preferred shares issued, net                -               -       2,256,000     40,776,126              -      40,776,126
     Preferred stock cash dividends
        ($1.18 per share)                        -               -               -              -     (2,662,080)     (2,662,080)
                                        ----------    ------------    ------------   ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1997             2,105,203      10,013,800       2,256,000     40,776,126       (842,393)     49,947,533

     Net income                                  -               -               -              -        225,127         225,127
     Preferred stock cash dividends
        ($.425 per share)                        -               -               -              -       (958,800)       (958,800)
                                        ----------    ------------    ------------   ------------   ------------    ------------

BALANCE AT MARCH 31, 1998                2,105,203    $ 10,013,800       2,256,000   $ 40,776,126     (1,576,066)     49,213,860
                                        ==========    ============    ============   ============   ============    ============

                              SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31,                                                  1998                1997
----------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
       Net income                                                         $    225,127            681,262
       Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation of property and equipment                         1,118,575            693,489
              Amortization of deferred costs                                    16,599             20,000
              Equity in income of hotel limited partnerships,
                net of distributions received of $776,883 in 1997               12,169            848,906
              Gain on sale of land                                              (5,984)                 -
              Decrease in federal income tax receivable                        517,553                  -
              Change in accrued revenue and expenses, net                     (284,514)          (100,219)
                                                                          ------------       ------------
                    Net cash provided by operating activities                1,599,525          2,143,438
                                                                          ------------       ------------

Cash flows from investing activities:
       Property and equipment additions                                       (681,329)          (192,749)
       Proceeds from sale of land                                               97,624                  -
       Non-operating distributions from hotel limited partnerships                   -            791,481
       Net repayments from hotel limited partnerships                           40,800             45,369
       Deferred costs and other assets                                         (22,095)           (72,260)
       Acquisition of hotels from affiliated entities                                -        (29,283,605)
       Acquisition and conversion costs of other operating hotels                    -           (677,130)
                                                                          ------------       ------------
                    Net cash used by investing activities                     (565,000)       (29,388,894)
                                                                          ------------       ------------

Cash flows from financing activities:
       Proceeds of long-term debt                                                    -         10,277,749
       Repayments of long-term debt                                           (336,959)       (14,550,036)
       Repayments of revolving line of credit                                        -         (2,750,000)
       Proceeds from issuance of preferred stock                                     -         41,008,583
       Cash dividends on preferred stock                                      (958,800)                 -
       Fractional common shares redeemed                                             -            (16,267)
                                                                          ------------       ------------
                    Net cash provided (used) by financing activities        (1,295,759)        33,970,029
                                                                          ------------       ------------

Net change in cash and cash equivalents                                       (261,234)         6,724,573

Cash and cash equivalents at beginning of year                              11,126,602          1,994,751
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $ 10,865,368          8,719,324
                                                                          ============       ============


Supplemental information:
       Interest paid                                                      $  1,263,901            636,000
       Income taxes paid                                                  $          -             23,000
       Debt assumed to acquire property and equipment                     $          -         62,060,000

                              SIGNATURE INNS, INC.
              NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The 1997 pro forma statement of operations was prepared assuming the completion of the Offering and the acquisition of the 23 hotels had occurred at the beginning of 1997. The pro forma information is presented for supplemental disclosure purposes and is not necessarily indicative of what would have occurred if the acquisitions had taken place on that date. The pro forma information also does not purport to project the Company's results of operations for any future period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The equity method is used for the investment in a hotel limited partnership in which the Company is a partner with 50% or less ownership and does not exercise legal, financial and operation control.

Through January 1997, the Company used the equity method for its seventeen unconsolidated hotel limited partnerships, which owned a total of twenty hotels. Additionally, the financial statements of three 50% owned hotel affiliates, which each owned one hotel, were included in the Company's consolidated financial statements.

In January 1997, the Company completed a public offering ("the Offering") of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the twenty-three hotel properties previously owned by affiliated entities. The acquisitions included the purchase of the limited partners' interest in the unconsolidated hotel limited partnerships and also the purchase of the remaining interest in the three 50% owned and consolidated hotel affiliates.

Two additional company-owned hotels, which were acquired from nonaffiliates and converted to Signature Inns, began operations in February 1997 (Louisville East) and July 1997 (Springfield). The Springfield hotel was acquired in August 1996 and operations were closed from January to July 1997 to undergo the conversion to a Signature Inn. The Signature Inn Carmel, owned by an unconsolidated limited partnership, began operations in February 1997.

During the third and fourth quarters of 1997, the Company completed a hotel improvement program designed to improve the competitive position of its properties and certain operating cost efficiencies. The program included the addition of hospitality centers, including a microwave and mini-refrigerator/freezer, in over 50% of the guestrooms. Additionally, all guestrooms were equipped with in room coffee makers, iron and ironing boards, and a second telephone with a speaker phone and data port. Operating cost efficiency programs included the redesign of the Breakfast Express area and the replacement of commercial area lighting with high efficiency light fixtures.

RESULTS OF OPERATIONS

The following is a discussion of the results of the Company's operations for the three months ended March 31, 1998 and 1997.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Hotel Revenues. Revenues are principally derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $8,993,000 for 1998 represented a $1,373,000 increase compared to 1997. Hotel revenues increased due to a full three months of operating results during 1998 from the twenty previously unconsolidated Signature Inn hotels acquired on January 24, 1997, the addition of the Louisville East hotel in February 1997 and the opening of the Springfield hotel in July 1997.

Management and Franchise Fees. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition by the Company. These fees decreased $127,000 for 1998 compared to 1997 due to the absence of fee income earned subsequent to January 24, 1997 from the hotels acquired by the Company, offset partially by fee income from Signature Inn Carmel which began operations February 1997.

Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1998 increased $1,300,000 compared to 1997. Direct hotel expenses increased due to a full three months of operating results during 1998 from the twenty previously unconsolidated Signature Inn hotels acquired on January 24, 1997, the addition of the Louisville East hotel in February 1997 and the opening of the Springfield hotel in July 1997. As a percent of hotel revenues, direct hotel expenses increased from 53.9% to 60.1%.

Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $417,000 for 1998 compared to 1997 resulting from the property and equipment and deferred cost increases associated with the acquired hotels.

Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1998 were $722,000 which represented a $48,000 increase compared to 1997. This 7.0% increase is attributable to increased professional fees and general office related expenses incurred during the ordinary course of business.

Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnership represents the Company's share of the unconsolidated partnerships' income or loss. The 1998 increase of $60,000 is due to the absence of the Company's pro rata share of the acquired hotels subsequent to January 24, 1997.

Interest Income and Expense. Interest income for 1998 increased compared to 1997 as a result of increased investable cash balances maintained during 1998. The increase in interest expense for 1998 is due to additional debt assumed by the Company in connection with the acquired hotels.

Other. A land sale of a tract of land adjacent to a hotel resulted in the recognition of a gain of $6,000 in 1998.

Income Taxes. The Company's annual utilization of its net operating loss carryforwards has been limited due to the preferred stock offering in January 1997. The effective income tax rate for 1998 is 34.6% compared to 35.3% for 1997.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company has funded its operations principally through cash flow from operations. At March 31, 1998, the Company had $10,865,000 of cash and cash equivalents compared to $11,127,000 at December 31, 1997.

Net cash provided by operating activities decreased to $1,600,000 in 1998 compared to $2,143,000 in 1997, a decrease of $543,000. This change was a result of a $777,000 decrease in distributions received from hotel limited partnerships offset by changes in other accrued revenue and expenses.

Net cash used by investing activities decreased to $565,000 in 1998 compared to $29,389,000 in 1997, a decrease of $28,824,000. The primary element of change from 1997 was the cash used in the hotel acquisitions during 1997 of $29,284,000.

Net cash used by financing activities was $1,296,000 in 1998 compared to a net cash provided of $33,970,000 in 1997. The change is due primarily to net proceeds from the issuance of preferred stock during 1997 of $41,009,000 offset partially by the $7,022,000 of net debt repayments during 1997.

The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its operating needs, debt service and preferred dividend requirements over the next twelve months.

Included in current portion of long-term debt at March 31, 1998 is $6,237,000 of mortgage obligations which mature in January 1999. The Company plans to refinance these obligations with long-term mortgages prior to their maturity.

The Company may seek to obtain credit facilities or issue corporate debt or equity securities in order to raise additional capital. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to such other terms as the Board of Directors of the Company considers appropriate.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT.

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

Item 3.  Default upon Senior Securities
            See note below

Item 4. Submission of matters to a Vote of Security Holders
            See note below

Item 5. Other information
            See note below

Item 6. Exhibits and Report on Form 8-K
            See note below



NOTE: The response to each of the above items 1, 2, 3, 4, 5 and 6 is not applicable or is in the negative and does not require a response pursuant to the instructions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SIGNATURE INNS, INC.





Date       May 11, 1998             By      /s/  John D. Bontreger
     ----------------------            -----------------------------------
                                       John D. Bontreger
                                       President and C.E.O.



Date        May 11, 1998            By      /s/  Mark D. Carney
     ----------------------            -----------------------------------
                                       Mark D. Carney
                                       Senior Vice President Finance and C.F.O.




Date        May 11, 1998            By      /s/ Martin D. Brew
     ----------------------            -----------------------------------
                                       Martin D. Brew
                                       Treasurer and Controller