Form 10QSB
period 1998-06-30
SIGNATURE INNS INC/IN
filed 1998-08-13
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended June 30, 1998 Commission File Number 0-9659


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

                                 YES [X] NO [ ]



         2,105,703 Common Shares were outstanding as of August 12, 1998.

                              SIGNATURE INNS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                            Page
                                                                          ----

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Operations                      1
                  Three months ended June 30, 1998 and 1997

                  Consolidated Statements of Operations                      2
                  Six months ended June 30, 1998 and 1997

                  Consolidated Balance Sheets                                3
                  June 30, 1998 and December 31, 1997

                  Consolidated Statements of Shareholders' Equity            4
                  Six months ended June 30, 1998 and
                  Year ended December 31, 1997

                  Consolidated Statements of Cash Flows                      5
                  Six months ended June 30, 1998 and 1997

                  Note to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7


Part II - OTHER INFORMATION                                                 12

SIGNATURES                                                                  13

                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30,                                                  1998                1997
------------------------------------------------------------------------------------------------------------


Revenues:
     Guestroom revenues                                              $       10,971,306          10,781,136
     Other hotel revenues                                                       444,198             431,984
     Management and franchise fees                                               37,649              15,716
                                                                        ----------------   -----------------
          Total revenues                                                     11,453,153          11,228,836
                                                                        ----------------   -----------------

Operating costs and expenses:
     Direct hotel expenses                                                    5,982,942           5,923,492
     Depreciation, amortization and retirements                               1,156,444             959,733
     Corporate expenses                                                         706,065             652,531
                                                                        ----------------   -----------------
          Total operating costs and expenses                                  7,845,451           7,535,756
                                                                        ----------------   -----------------

          Operating income                                                    3,607,702           3,693,080
                                                                        ----------------   -----------------

Other income (expense):
     Equity in income of hotel limited partnerships                              22,045              10,347
     Interest income                                                            145,513             143,673
     Interest expense                                                        (1,560,502)         (1,514,151)
     Other                                                                        -                   -
                                                                        ----------------   -----------------
          Income before income tax expense                                    2,214,758           2,332,949
Income tax expense                                                              648,896             823,000
                                                                        ----------------   -----------------
          Net income                                                          1,565,862           1,509,949
Preferred stock dividends                                                       958,800             958,800
                                                                        ================   =================
          Net income applicable to common stock                      $          607,062             551,149
                                                                        ================   =================

Earnings (loss) per common share:
          Basic                                                      $             0.29                0.26
                                                                        ================   =================
          Diluted                                                    $             0.23                0.22
                                                                        ================   =================

Weighted average common shares outstanding:
          Basic                                                               2,105,434           2,102,651
                                                                        ================   =================
          Diluted                                                             6,797,914           6,795,131
                                                                        ================   =================

                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)






----------------------------------------------------------------------------------------------------------------------------
                                                                                    ACTUAL
                                                                     --------------------------------------    PRO FORMA
SIX MONTHS ENDED JUNE 30,                                                  1998              1997                1997
----------------------------------------------------------------------------------------------------------------------------



Revenues:
     Guestroom revenues                                            $       19,500,837        18,039,904          19,340,088
     Other hotel revenues                                                     907,249           792,584             879,206
     Management and franchise fees                                             72,269           147,800              15,716
                                                                     -----------------  ----------------   -----------------
          Total revenues                                                   20,480,355        18,980,288          20,235,010
                                                                     -----------------  ----------------   -----------------

Operating costs and expenses:
     Direct hotel expenses                                                 11,386,134        10,026,602          11,138,973
     Depreciation, amortization and retirements                             2,291,618         1,678,243           1,821,243
     Corporate expenses                                                     1,428,189         1,326,930           1,326,930
                                                                     -----------------  ----------------   -----------------
          Total operating costs and expenses                               15,105,941        13,031,775          14,287,146
                                                                     -----------------  ----------------   -----------------

          Operating income                                                  5,374,414         5,948,513           5,947,864
                                                                     -----------------  ----------------   -----------------

Other income (expense):
     Equity in income of hotel limited partnerships                             9,876           (61,676)              8,168
     Interest income                                                          294,162           211,184             211,184
     Interest expense                                                      (3,125,447)       (2,711,810)         (2,943,805)
     Other                                                                      5,984              -                    -
                                                                     -----------------  ----------------   -----------------
          Income before income tax expense                                  2,558,989         3,386,211           3,223,411
Income tax expense                                                            768,000         1,195,000           1,137,333
                                                                     -----------------  ----------------   -----------------
          Net income                                                        1,790,989         2,191,211           2,086,078
Preferred stock dividends                                                   1,917,600         1,703,280           1,917,600
                                                                     =================  ================   =================
          Net income (loss) applicable to common stock             $         (126,611)          487,931             168,478
                                                                     =================  ================   =================

Earnings (loss) per common share:
          Basic                                                     $            (0.06)             0.23                0.08
                                                                     =================  ================   =================
          Diluted                                                   $            (0.06)             0.23                0.08
                                                                     =================  ================   =================

Weighted average common shares outstanding:
          Basic                                                             2,105,319         2,102,763           2,102,763
                                                                     =================  ================   =================
          Diluted                                                           6,797,799         6,173,036           6,795,243
                                                                     =================  ================   =================

                              SIGNATURE INNS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)





----------------------------------------------------------------------------------------------------------------------------------
                                                                                              JUNE 30,           DECEMBER 31,
                                                                                                1998                 1997
----------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash and cash equivalents                                                        $         11,097,868            11,126,602
      Restricted cash                                                                               878,100               529,212
      Accounts receivable                                                                         1,386,128               702,891
      Federal income tax receivable                                                                    -                  517,553
      Other current assets                                                                          371,956               373,141
                                                                                         -------------------  --------------------
                Total current assets                                                             13,734,052            13,249,399

Property and equipment, net                                                                     109,285,058           108,670,976
Furniture and equipment cash reserves                                                               328,381             1,395,557
Hotel limited partnership investment                                                                802,183               833,107
Deferred costs and other assets, net                                                                740,649               678,599
                                                                                         -------------------  --------------------

                                                                                       $        124,890,323           124,827,638
                                                                                         ===================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                                                          10,212,315             1,606,390
      Accounts payable                                                                              958,400               743,086
      Accrued property taxes                                                                      1,484,168             1,526,653
      Accrued payroll                                                                               709,799               808,944
      Income taxes payable                                                                          456,000                  -
      Other current liabilities                                                                     618,228               583,525
                                                                                         -------------------  --------------------
                Total current liabilities                                                        14,438,910             5,268,598

Deferred income taxes                                                                               265,000                  -
Long-term debt, less current portion                                                             60,362,928            69,611,507
                                                                                         -------------------  --------------------
                Total liabilities                                                                75,066,838            74,880,105
                                                                                         -------------------  --------------------

Shareholders' equity:
      Cumulative convertible preferred stock (no par value;
           5,000,000 shares authorized; 2,256,000 shares issued)                                 40,776,126            40,776,126
      Common stock (no par value; 25,000,000 shares authorized;
           2,105,703 and 2,105,203 shares issued and outstanding)                                10,016,363            10,013,800
      Accumulated deficit                                                                          (969,004)             (842,393)
                                                                                         -------------------  --------------------
                Total shareholders' equity                                                       49,823,485            49,947,533
                                                                                         -------------------  --------------------

                                                                                       $        124,890,323           124,827,638
                                                                                         ===================  ====================

                              SIGNATURE INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)








                                                  Common Stock                 Preferred Stock
                                         ----------------------------    ---------------------------      Accumulated
                                            Shares          Amount           Shares         Amount          Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                2,104,413    $ 10,017,514            --     $       --       (3,355,521)      6,661,993

    Net income                                   --              --              --             --        5,175,208       5,175,208
    Fractional shares redeemed                 (2,005)        (16,267)           --             --             --           (16,267)
    Restricted stock grant                        500           3,000            --             --             --             3,000
    Exercise of stock options                   2,295           9,553            --             --             --             9,553
    Preferred shares issued, net                 --              --         2,256,000     40,776,126           --        40,776,126
    Preferred stock cash dividends
        ($1.18 per share)                        --              --              --             --       (2,662,080)     (2,662,080)
                                         ------------    ------------    ------------   ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1997                2,105,203      10,013,800       2,256,000     40,776,126       (842,393)     49,947,533

    Net income                                   --              --              --             --        1,790,989       1,790,989
    Restricted stock grant                        500           2,563            --             --             --             2,563
    Preferred stock cash dividends
        ($.85 per share)                         --              --              --             --       (1,917,600)     (1,917,600)
                                         ------------    ------------    ------------   ------------   ------------    ------------

BALANCE AT JUNE 30, 1998                    2,105,703    $ 10,016,363       2,256,000   $ 40,776,126       (969,004)     49,823,485
                                         ============    ============    ============   ============   ============    ============




                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)








-----------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30,                                                                         1998                   1997
-----------------------------------------------------------------------------------------------------------------------------------



Cash flows from operating activities:
        Net income                                                                 $           1,790,989             2,191,211
        Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation of property and equipment                                           2,258,420             1,646,092
              Amortization of deferred costs                                                      33,198                34,244
              Equity in income of hotel limited partnerships,
                net of distributions received of $776,883 in 1997                                 (9,876)              838,559
              Gain on sale of land                                                                (5,984)                 -
              Change in deferred income taxes                                                    265,000                  -
              Decrease in federal income tax receivable                                          517,553                  -
              Change in accrued revenue and expenses, net                                       (318,195)             (798,559)
                                                                                      -------------------   -------------------
                     Net cash provided by operating activities                                 4,531,105             3,911,547
                                                                                      -------------------   -------------------

Cash flows from investing activities:
        Property and equipment additions                                                      (2,022,355)             (634,749)
        Proceeds from sale of land                                                                97,624                  -
        Non-operating distributions from hotel limited partnerships                                 -                  791,481
        Net change in loans to hotel limited partnership                                          40,800               (95,031)
        Deferred costs and other assets                                                          (95,251)              (73,404)
        Acquisition of hotels from affiliated entities                                              -              (31,819,484)
        Acquisition and conversion costs of other operating hotels                                  -               (2,139,757)
                                                                                      -------------------   -------------------
                     Net cash used by investing activities                                    (1,979,182)          (33,970,944)
                                                                                      -------------------   -------------------

Cash flows from financing activities:
        Proceeds of long-term debt                                                                  -               23,170,515
        Repayments of long-term debt                                                            (663,057)          (22,207,679)
        Repayments of revolving line of credit                                                      -               (2,750,000)
        Loan financing costs                                                                        -                 (180,463)
        Proceeds from issuance of preferred stock                                                   -               41,199,997
        Cash dividends on preferred stock                                                     (1,917,600)             (744,480)
        Issuance of common stock                                                                    -                    7,495
        Fractional common shares redeemed                                                           -                  (16,267)
                                                                                      -------------------   -------------------
                     Net cash provided (used) by financing activities                         (2,580,657)           38,479,118
                                                                                      -------------------   -------------------

Net change in cash and cash equivalents                                                          (28,734)            8,419,721

Cash and cash equivalents at beginning of period                                              11,126,602             1,994,751
                                                                                      -------------------   -------------------
Cash and cash equivalents at end of period                                         $          11,097,868            10,414,472
                                                                                      ===================   ===================


Supplemental information:
        Interest paid                                                              $           3,136,000             2,632,000
        Income taxes paid                                                          $             120,000                65,000
        Debt assumed to acquire property and equipment                             $                -               61,306,000



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

RESULTS OF OPERATIONS

The following is a discussion of the results of the Company's operations for the three and six months ended June 30, 1998 and 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Hotel Revenues. Revenues are principally derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $11,416,000 for 1998 represented a $202,000 increase compared to 1997. Hotel revenues increased due to a full three months of operating results during 1998 from the opening of the Springfield hotel in July 1997, offset partially by a combined decrease in revenues from the other hotels.

Management and Franchise Fees. Revenue from management and franchise fees increased $22,000 for 1998 compared to 1997 due to fee income from Signature Inn Carmel which began operations February 1997.

Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1998 increased $59,000 compared to 1997. Direct hotel expenses increased due to a full three months of operating results during 1998 from the opening of the Springfield hotel in July 1997, offset partially by a combined decrease in expenses from the other hotels. As a percent of hotel revenues, direct hotel expenses decreased from 52.8% to 52.4%.

Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $197,000 for 1998 compared to 1997 resulting from the property and equipment increases associated with the opening of the Springfield hotel in July 1997, additions during the third and fourth quarters of 1997 and the 1998 additions to property and equipment.

Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1998 were $706,000 which represented a $54,000 increase compared to 1997. This 8.2% increase is attributable to increased professional fees and general office related expenses incurred during the ordinary course of business.

Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnership represents the Company's share of the unconsolidated partnerships' income or loss. The 1998 increase of $12,000 is due to the increased profitability of the Signature Inn Carmel which began operations February 1997.

Interest Income and Expense. Interest income for 1998 increased $2,000 compared to 1997. The increase in interest expense for 1998 of $46,000 is due to additional debt related to the Springfield hotel.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Hotel Revenues. Revenues are principally derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $20,408,000 for 1998 represented a $1,576,000 increase compared to 1997. Hotel revenues increased due to a full six months of operating results during 1998 from the twenty previously unconsolidated Signature Inn hotels acquired on January 24, 1997, the addition of the Louisville East hotel in February 1997 and the opening of the Springfield hotel in July 1997.

Management and Franchise Fees. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition by the Company. These fees decreased $76,000 for 1998 compared to 1997 due to the absence of fee income earned subsequent to January 24, 1997 from the hotels acquired by the Company, offset partially by fee income from Signature Inn Carmel which began operations February 1997.

Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1998 increased $1,360,000 compared to 1997. Direct hotel expenses increased due to a full six months of operating results during 1998 from the twenty previously unconsolidated Signature Inn hotels acquired on January 24, 1997, the addition of the Louisville East hotel in February 1997 and the opening of the Springfield hotel in July 1997. As a percent of hotel revenues, direct hotel expenses increased from 53.2% to 55.8%.

Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $613,000 for 1998 compared to 1997 resulting from the property and equipment increases associated with the 1997 acquired hotels and the other 1997 and 1998 additions to property and equipment.

Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1998 were $1,428,000 which represented a $101,000 increase compared to 1997. This 7.6% increase is attributable to increased professional fees and general office related expenses incurred during the ordinary course of business.

Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnership represents the Company's share of the unconsolidated partnerships' income or loss. The 1998 increase of $72,000 is due to the increased profitability of the Signature Inn Carmel and the exclusion of the Company's pro rata share of the acquired hotels' losses prior to their acquisition on January 24, 1997.

Interest Income and Expense. Interest income for 1998 increased $83,000 compared to 1997 as a result of increased investable cash balances maintained during 1998. The increase in interest expense for 1998 of $414,000 is due to additional debt assumed by the Company in connection with the acquired hotels.

Other. A land sale of a tract of land adjacent to a hotel resulted in the recognition of a gain of $6,000 in 1998.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company has funded its operations principally through cash flow from operations. At June 30, 1998, the Company had $11,098,000 of cash and cash equivalents compared to $11,127,000 at December 31, 1997.

Net cash provided by operating activities increased to $4,531,000 in 1998 compared to $3,912,000 in 1997, an increase of $619,000. This change was a result of changes in other accrued revenue and expenses and deferred income taxes, offset by a decrease in distributions received from hotel limited partnerships.

Net cash used by investing activities decreased to $1,979,000 in 1998 compared to $33,971,000 in 1997, a decrease of $31,992,000. The primary element of change from 1997 was the cash used in the hotel acquisitions during 1997 of $33,959,000.

Net cash used by financing activities was $2,581,000 in 1998 compared to a net cash provided of $38,479,000 in 1997. The change is due primarily to net proceeds from the issuance of preferred stock during 1997 offset partially by the $1,787,000 of net debt repayments during 1997.

The Company believes that the cash generated from operations, along with additional borrowing capabilities and cash balances, will provide adequate liquidity to meet its operating needs, debt service and preferred dividend requirements over the next twelve months.

Included in current portion of long-term debt at June 30, 1998 is $8,845,000 of mortgage obligations which mature in January and May of 1999. The Company plans to refinance these three obligations with long-term mortgages prior to their maturity.

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

YEAR 2000 ISSUE

In 1997, the Company began the process of identifying and evaluating changes to computer programs necessary to address the Year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the Year 2000 which could result in system failures. The Company is communicating with software vendors and others with which it conducts business to help identify and resolve the Year 2000 issue. The total year 2000 associated costs have not been completely quantified, but it is not expected to have a material adverse impact on the Company's financial condition or results of operations. However, no estimates can be made as to the potential adverse impact that may result from the failure of the Company's software vendors and others with which it conducts business to become year 2000 compliant. Costs related to the Year 2000 issue are being expensed as incurred. It is management's understanding that significant third party vendors with which it does business are now, or will be in a timely manner, year 2000 compliant. However, if the company or one or more of the third party vendors fail to complete its Year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Company's operations or financial position.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
            See note below

Item 2.  Changes in Securities
            See note below

Item 3.  Default upon Senior Securities
            See note below

Item 4.  Submission of matters to a Vote of Security Holders
            May 19, 1998 Annual Meeting of Shareholders
            Matters voted on (2,105,203 eligible shares):
            (i)    Election of three directors for three-year terms
                     1,577,404 for; 13,100 abstain
            (ii)   Approval of independent auditors for the year ended
                     December 31, 1997 1,578,990 for; 4,239 against and 7,275
                     abstain

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



                              SIGNATURE INNS, INC.





Date     August 12, 1998            By      /s/  John D. Bontreger
     ----------------------            --------------------------------------
                                       John D. Bontreger
                                       President and C.E.O.



Date     August 12, 1998            By      /s/  Mark D. Carney
     ----------------------            ---------------------------------------
                                       Mark D. Carney
                                       Senior Vice President Finance and C.F.O.




Date     August 12, 1998            By      /s/ Martin D. Brew
     ----------------------            ----------------------------------------
                                       Martin D. Brew
                                       Treasurer and Controller