Form 10QSB
period 1998-09-30
SIGNATURE INNS INC/IN
filed 1998-11-10
CIK 352948

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended September 30, 1998 Commission File Number 0-9659
                           ------------------                        ------

                              SIGNATURE INNS, INC.
             (Exact name of registrant as specified in its charter)


            INDIANA                                       35-1426996
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


250 EAST 96TH STREET, SUITE 450, INDIANAPOLIS, IN                       46240
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

                                 YES [X] NO [ ]



        2,105,703 Common Shares were outstanding as of November 9, 1998.

                              SIGNATURE INNS, INC.

                                      INDEX


Part I - FINANCIAL INFORMATION                                              Page
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Operations                           1
              Three months ended September 30, 1998 and 1997

              Consolidated Statements of Operations                           2
              Nine months ended September 30, 1998 and 1997

              Consolidated Balance Sheets                                     3
              September 30, 1998 and December 31, 1997

              Consolidated Statements of Shareholders' Equity                 4
              Nine months ended September 30, 1998 and
              Year ended December 31, 1997

              Consolidated Statements of Cash Flows                           5
              Nine months ended September 30, 1998 and 1997

              Note to Consolidated Financial Statements                       6

     Item 2.  Management's Discussion and Analysis of Financial Condition     7
              and Results of Operations

Part II - OTHER INFORMATION                                                  12

SIGNATURES                                                                   13

                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


-------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30,                            1998             1997
-------------------------------------------------------------------------------------
Revenues:
     Guestroom revenues                                 $ 11,939,819       11,439,365
     Other hotel revenues                                    429,418          449,914
     Management and franchise fees                            37,240           29,989
                                                        ------------      -----------
         Total revenues                                   12,406,477       11,919,268
                                                        ------------      -----------

Operating costs and expenses:
     Direct hotel expenses                                 6,412,705        6,625,496
     Depreciation, amortization and retirements            1,233,418          994,538
     Corporate expenses                                      676,484          632,421
                                                        ------------      -----------
         Total operating costs and expenses                8,322,607        8,252,455
                                                        ------------      -----------

         Operating income                                  4,083,870        3,666,813
                                                        ------------      -----------

Other income (expense):
     Equity in income of hotel limited partnerships           17,062           11,929
     Interest income                                         154,197          184,980
     Interest expense                                     (1,567,975)      (1,533,959)
     Other                                                    46,626               --
                                                        ------------      -----------
         Income before income tax expense                  2,733,780        2,329,763
Income tax expense                                           820,000          467,000
                                                        ------------      -----------
         Net income                                        1,913,780        1,862,763
Preferred stock dividends                                    958,800          958,800
                                                        ------------      -----------
         Net income applicable to common stock          $    954,980          903,963
                                                        ============      ===========


Earnings per common share:
         Basic                                          $       0.45             0.43
                                                        ============      ===========
         Diluted                                        $       0.28             0.27
                                                        ============      ===========

Weighted average common shares outstanding:
         Basic                                             2,105,703        2,105,203
                                                        ============      ===========
         Diluted                                           6,798,183        6,797,683
                                                        ============      ===========

                              SIGNATURE INNS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


-----------------------------------------------------------------------------------------------------
                                                                    ACTUAL                  PRO FORMA
                                                             --------------------
NINE MONTHS ENDED SEPTEMBER 30,                              1998            1997             1997
-----------------------------------------------------------------------------------------------------

Revenues:
     Guestroom revenues                                 $ 31,440,656       29,479,269       30,779,453
     Other hotel revenues                                  1,336,667        1,242,498        1,329,120
     Management and franchise fees                           109,509          177,789           45,705
                                                        ------------     ------------      -----------
         Total revenues                                   32,886,832       30,899,556       32,154,278
                                                        ------------      -----------      -----------

Operating costs and expenses:
     Direct hotel expenses                                17,798,839       16,652,098       17,764,469
     Depreciation, amortization and retirements            3,525,036        2,672,781        2,815,781
     Corporate expenses                                    2,104,673        1,959,351        1,959,351
                                                        ------------      -----------      -----------
         Total operating costs and expenses               23,428,548       21,284,230       22,539,601
                                                        ------------      -----------      -----------

         Operating income                                  9,458,284        9,615,326        9,614,677
                                                        ------------      -----------      -----------

Other income (expense):
     Equity in income of hotel limited partnerships           26,938          (49,747)          20,097
     Interest income                                         448,359          396,164          396,164
     Interest expense                                     (4,693,422)      (4,245,769)      (4,477,764)
     Other                                                    52,610               --               --
                                                        ------------      -----------      -----------
         Income before income tax expense                  5,292,769        5,715,974        5,553,174
Income tax expense                                         1,588,000        1,662,000        1,604,333
                                                        ------------      -----------      -----------
         Net income                                        3,704,769        4,053,974        3,948,841
Preferred stock dividends                                  2,876,400        2,662,080        2,876,400
                                                        ============      ===========      ===========
         Net income applicable to common stock          $    828,369        1,391,894        1,072,441
                                                        ============      ===========      ===========


Earnings per common share:
         Basic                                          $       0.39             0.66             0.51
                                                        ============      ===========      ===========
         Diluted                                        $       0.39             0.63             0.51
                                                        ============      ===========      ===========

Weighted average common shares outstanding:
         Basic                                             2,105,448        2,105,203        2,105,203
                                                        ============      ===========      ===========
         Diluted                                           2,105,448        6,385,157        2,105,203
                                                        ============      ===========      ===========

                              SIGNATURE INNS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         1998                1997
-------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                      $  12,152,884        11,126,602
     Restricted cash                                                    1,255,258           529,212
     Accounts receivable                                                1,574,360           702,891
     Federal income tax receivable                                             --           517,553
     Other current assets                                                 298,086           373,141
                                                                    -------------      ------------
            Total current assets                                       15,280,588        13,249,399

Property and equipment, net                                           109,207,868       108,670,976
Furniture and equipment cash reserves                                     174,798         1,395,557
Hotel limited partnership investment                                      817,117           833,107
Deferred costs and other assets, net                                      805,449           678,599
                                                                    -------------      ------------

                                                                    $ 126,285,820       124,827,638
                                                                    =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                  1,735,250         1,606,390
     Accounts payable                                                     896,344           743,086
     Accrued property taxes                                             1,667,470         1,526,653
     Accrued payroll                                                      583,498           808,944
     Accrued income taxes payable                                         627,416                --
     Other current liabilities                                            898,594           583,525
                                                                    -------------      ------------
            Total current liabilities                                   6,408,572         5,268,598

Deferred income taxes                                                     586,000                --
Long-term debt, less current portion                                   68,512,783        69,611,507
                                                                    -------------      ------------
            Total liabilities                                          75,507,355        74,880,105
                                                                    -------------      ------------

Shareholders' equity:
     Cumulative convertible preferred stock (no par value;
         5,000,000 shares authorized; 2,256,000 shares issued)         40,776,126        40,776,126
     Common stock (no par value; 25,000,000 shares authorized;
         2,105,703 and 2,105,203 shares issued and outstanding)        10,016,363        10,013,800
     Accumulated deficit                                                  (14,024)         (842,393)
                                                                    -------------      ------------
            Total shareholders' equity                                 50,778,465        49,947,533
                                                                    -------------      ------------

                                                                    $ 126,285,820       124,827,638
                                                                    =============      ============

                              SIGNATURE INNS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                 Common Stock                  Preferred Stock          Accumulated
                                        ------------------------------   --------------------------
                                           Shares          Amount           Shares        Amount          Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996             2,104,413      $ 10,017,514             --     $        --     (3,355,521)       6,661,993

     Net income                                 --                --             --              --      5,175,208        5,175,208
     Fractional shares redeemed             (2,005)          (16,267)            --              --             --          (16,267)
     Restricted stock grant                    500             3,000             --              --             --            3,000
     Exercise of stock options               2,295             9,553             --              --             --            9,553
     Preferred shares issued, net               --                --      2,256,000      40,776,126             --       40,776,126
     Preferred stock cash dividends
         ($1.18 per share)                      --                --             --              --     (2,662,080)      (2,662,080)
                                        ----------      ------------      ---------     -----------     ----------      -----------

BALANCE AT DECEMBER 31, 1997             2,105,203        10,013,800      2,256,000      40,776,126       (842,393)      49,947,533

     Net income                                 --                --             --              --      3,704,769        3,704,769
     Restricted stock grant                    500             2,563             --              --             --            2,563
     Preferred stock cash dividends
        ($1.28 per share)                       --                --             --              --     (2,876,400)      (2,876,400)
                                        ----------      ------------      ---------     -----------     ----------      -----------

BALANCE AT SEPTEMBER 30, 1998            2,105,703      $ 10,016,363      2,256,000     $40,776,126        (14,024)      50,778,465
                                        ==========      ============      =========     ===========     ==========      ===========

                              SIGNATURE INNS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                              1998              1997
------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
     Net income                                                          $  3,704,769        4,053,974
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation of property and equipment                             3,475,238        2,619,469
         Amortization of deferred costs                                        49,798           32,743
         Equity in income of hotel limited partnerships,
           net of distributions received of $776,883 in 1997                  (26,938)         826,630
         Gain on sale of land                                                 (52,610)              --
         Deferred income taxes                                                586,000               --
         Refund of federal income tax receivable                              517,553               --
         Change in accrued revenue and expenses, net                         (313,219)        (461,417)
                                                                          -----------       ----------
              Net cash provided by operating activities                     7,940,591        7,071,399
                                                                          -----------       ----------

Cash flows from investing activities:
         Property and equipment additions                                  (3,008,402)      (2,062,403)
         Proceeds from sale of land                                            97,624               --
         Non-operating distributions from hotel limited partnerships               --          791,481
         Net change in loans to hotel limited partnership                      40,800         (207,131)
         Deferred costs and other assets                                     (177,664)         (76,776)
         Acquisition of hotels from affiliated entities                            --      (31,819,484)
         Acquisition and conversion costs of other operating hotels                --       (2,350,254)
                                                                          -----------       ----------
              Net cash used by investing activities                        (3,047,642)     (35,724,567)
                                                                          -----------      -----------

Cash flows from financing activities:
         Proceeds of long-term debt                                                --       23,623,906
         Repayments of long-term debt                                        (990,267)     (23,498,645)
         Repayments of revolving line of credit                                    --       (2,750,000)
         Loan financing costs                                                      --         (310,684)
         Proceeds from issuance of preferred stock                                 --       41,199,997
         Cash dividends on preferred stock                                 (2,876,400)      (1,703,280)
         Issuance of common stock                                                  --            9,553
         Fractional common shares redeemed                                         --          (16,267)
                                                                          -----------       ----------
              Net cash provided (used) by financing activities             (3,866,667)      36,554,580
                                                                          -----------       ----------

Net change in cash and cash equivalents                                     1,026,282        7,901,412

Cash and cash equivalents at beginning of period                           11,126,602        1,994,751
                                                                          -----------       ----------
Cash and cash equivalents at end of period                               $ 12,152,884        9,896,163
                                                                          ===========       ==========


Supplemental information:
         Interest paid                                                   $  4,399,000        3,853,000
         Income taxes paid                                               $    590,000        1,165,000
         Debt assumed to acquire property and equipment                  $         --       61,306,000

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

Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method. For the nine month period ended September 30, 1998 the effect of the preferred shares on the diluted earnings per share calculation was anti-dilutive.

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

In January 1997, the Company completed a public offering ("the Offering") of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the Offering, other sources of funds and the assumption of debt, the Company acquired the twenty-three hotel properties previously owned by affiliated entities. The acquisitions included the purchase of limited partners' interest in the unconsolidated hotel limited partnerships and also the purchase of the remaining interest in the three 50% owned and consolidated hotel affiliates.

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

RESULTS OF OPERATIONS

The following is a discussion of the results of the Company's operations for the three and nine months ended September 30, 1998 and 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Hotel Revenues. Guestroom revenues are derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $12,369,000 for 1998 represented a $480,000 increase compared to 1997. Hotel revenues increased $256,000 due to a full three months of operating results during 1998 from the opening of the Springfield hotel in July 1997, with the remaining increase in revenues attributable to other hotels' room rate increases partially offset by a slight decline in rooms occupied.

Management and Franchise Fees. Revenue from management and franchise fees increased $7,000 for 1998 compared to 1997.

Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1998 decreased $213,000 compared to 1997. Direct hotel expenses of Springfield increased $57,000 due to a full three months of operating results during 1998 from the opening of the hotel in July 1997, offset by a combined decrease in expenses from the other hotels. As a percent of hotel revenues, direct hotel expenses decreased from 55.7% to 51.8%.

Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $239,000 for 1998 compared to 1997 resulting from additions to property and equipment for refurbishings and other improvements to the existing hotel properties during the fourth quarter of 1997 and during 1998.

Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1998 were $676,000 which represented a $44,000 increase compared to 1997. This 7.0% increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnership represents the Company's share of the unconsolidated partnership's income or loss. The 1998 increase of $5,000 is due to the increased profitability of the Signature Inn Carmel which began operations February 1997.

Interest Income and Expense. Interest income for 1998 decreased $31,000 compared to 1997 due to slight changes in investment rates and investable cash balances. The increase in interest expense for 1998 of $34,000 is primarily due to additional debt related to the opening of the Springfield hotel in July 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Hotel Revenues. Guestroom revenues are derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $32,777,000 for 1998 represented a $2,056,000 increase compared to 1997. Hotel revenues increased due to a full nine months of operating results during 1998 from the twenty previously unconsolidated Signature Inn hotels acquired on January 24, 1997, the addition of the Louisville East hotel in February 1997 and the opening of the Springfield hotel in July 1997.

Management and Franchise Fees. Revenue from management and franchise fees were earned from unconsolidated partnership owned hotels prior to the acquisition by the Company. These fees decreased $68,000 for 1998 compared to 1997 due to the absence of fee income earned subsequent to January 24, 1997 from the hotels acquired by the Company, offset partially by fee income from Signature Inn Carmel which began operations February 1997.

Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1998 increased $1,147,000 compared to 1997. Direct hotel expenses increased due to a full nine months of operating results during 1998 from the twenty previously unconsolidated Signature Inn hotels acquired on January 24, 1997, the addition of the Louisville East hotel in February 1997 and the opening of the Springfield hotel in July 1997. As a percent of hotel revenues, direct hotel expenses increased from 54.2% to 54.3%.

Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $852,000 for 1998 compared to 1997, $460,000 of the increase resulted from the property and equipment increases associated with the 1997 acquired hotels, and the remaining increase was attributed to 1997 and 1998 property and equipment additions for refurbishings and other improvements to the existing hotel properties.

Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1998 were $2,105,000 which represented a $145,000 increase compared to 1997. This 7.4% increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnership represents the Company's share of the unconsolidated partnerships' income or loss. The 1998 increase of $77,000 is due to the increased profitability of the Signature Inn Carmel and the exclusion of the Company's pro rata share of the acquired hotels' losses prior to their acquisition on January 24, 1997.

Interest Income and Expense. Interest income for 1998 increased $52,000 compared to 1997 as a result of increased investable cash balances maintained during 1998, offset by a slight decline in rate. The increase in interest expense for 1998 of $448,000 is due to additional debt assumed by the Company in connection with the acquired hotels.

CAPITAL RESOURCES AND LIQUIDITY

Historically, the Company has funded its operations principally through cash flow from operations. Additionally, at September 30, 1998, the Company had $12,152,000 of cash and cash equivalents available for operations or investment.

Net cash provided by operating activities increased to $7,941,000 in 1998 compared to $7,071,000 in 1997, an increase of $870,000. This change was a result of improved operations before depreciation and amortization and a refund of federal income taxes, offset partially by a decrease in distributions received from hotel limited partnerships.

Net cash used by investing activities decreased to $3,048,000 in 1998 compared to $35,725,000 in 1997, a decrease of $32,677,000. The primary element of change from 1997 was the cash used in the hotel acquisitions during 1997 of $34,170,000. Cash used for property and equipment additions for refurbishings and other improvements to the existing hotel properties increased from $2,062,000 to $3,008,000 during 1998.

Net cash used by financing activities was $3,867,000 in 1998 compared to a net cash provided of $36,555,000 in 1997. The change is due primarily to net proceeds from the issuance of preferred stock during 1997.

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

YEAR 2000 ISSUE

In 1997, the Company began the process of identifying and evaluating changes to computer programs necessary to address the Year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000 which could result in system failures. The Company is communicating with software vendors and others with which it conducts business to help identify and resolve the year 2000 issue. The Company is developing a contingency plan for critical systems which it expects to have in place by the first by the first quarter of 1999. The total Year 2000 associated costs, including potential replacement costs of non-compliant systems, have not been completely quantified, but it is not expected to have a material adverse impact on the Company's financial condition or results of operations. However, no estimates can be made as to the potential adverse impact that may result from the failure of the Company's software vendors and others with which it conducts business to become Year 2000 compliant. Costs related to the Year 2000 issue are being expensed as incurred. It is management's understanding that significant third party vendors with which it does business are now, or will be in a timely manner, Year 2000 compliant. However, if the Company or one or more of the third party vendors fail to complete its Year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Company's operations or financial position.

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



                              SIGNATURE INNS, INC.





Date November 9, 1998                By /s/  John D. Bontreger
     ----------------                   ----------------------------------------
                                        John D. Bontreger
                                        President and C.E.O.


Date November 9, 1998                By /s/  Mark D. Carney
     ----------------                   ----------------------------------------
                                        Mark D. Carney
                                        Senior Vice President Finance and C.F.O.


Date November 9, 1998                By /s/  Martin D. Brew
     ----------------                   ----------------------------------------
                                        Martin D. Brew
                                        Treasurer and Controller