Form 10KSB40
period 1998-12-31
SIGNATURE INNS INC/IN
filed 1999-03-26
CIK 352948

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

                         Commission File Number 0-9659

                              SIGNATURE INNS, INC.
              (Exact name of small business issuer in its charter)

              Indiana                                 35-142996
              -------                                 ---------
(State or other jurisdiction of incorporation      (I.R.S. Employer
or organization)                                  Identification No.)


         250 East 96th Street, Suite 450, Indianapolis, Indiana  46240
         -------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                  Registrant's telephone number (317) 581-1111
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                Cumulative Convertible Preferred Stock, Series A
                                (title of class)

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

        Issuer's revenues for the most recent fiscal year:  $42,498,000

Aggregate Market Value of Voting Stock Held by Non-Affiliates: (Computed on closing price as of March 23, 1999.) $6,750,000.

   Total Shares of Common Stock Outstanding as of March 23, 1999:  2,105,703

Transitional Small Business Disclosure Format (check one):

     Yes    ;   No    X
        -----       ------
===============================================================================

                                     PART I
                                     ------

Items 1 and 2.  Business and Properties
--------------  -----------------------

                                    General


     Signature Inns, Inc. (the "Company") was incorporated under the laws of the State of Indiana on March 31, 1978. The Company owns and operates a total of 25 Signature Inn hotels and manages one additional Signature Inn hotel, all of which are located in six Midwestern states. The Signature Inn chain of hotels is classified in the "mid-scale chain without food and beverage" segment of the hotel industry. The Company has three, wholly-owned subsidiary corporations, each of which is described briefly below.

     P & N Corporation ("P&N"), a wholly-owned subsidiary of the Company, was organized in 1993 and acts as the sole general partner and forty percent (40%) owner of the Signature Meridian Limited Partnership, which owns and operates the Carmel, Indiana, Signature hotel property. Prior to December 1998, P & N also acted as the general partner of (a) the Peoria/Normal Signature Limited Partnership ("Peoria/Normal LP"), which owned and operated the Normal and Peoria, Illinois, Signature Inn hotel properties, and (b) the Knoxville Signature Limited Partnership ("Knoxville LP"), which owned and operated the Knoxville, Tennessee, Signature Inn hotel property. On December 23, 1998, the Normal and Peoria, Illinois, and Knoxville, Tennessee, Signature Inn hotel properties were conveyed and transferred to the Company, as part of an effort to simplify the Company's organizational structure. Following the transfer, the Peoria/Normal LP and Knoxville LP were dissolved.

     The Company's other wholly-owned subsidiaries are SIE Corporation, which owns and operates the Indianapolis East Signature Inn hotel property, and SI Springfield Corporation, which owns and operates the Springfield, Illinois, Signature Inn hotel property. All three subsidiaries are organized under the laws of the State of Indiana. Management of those subsidiaries is essentially the same as the Company.

     The principal offices and places of business of the Company, its subsidiaries and the Signature Meridian partnership consist of approximately 9,100 square feet of leased office space at 250 East 96th Street, Suite 450, Indianapolis, Indiana 46240.

                         The Company's Hotel Properties

     The Company owns, directly or through two of its' wholly-owned subsidiaries, 25 hotel properties (23 acquired on January 24, 1997; one on August 27, 1996; and, one on February 19, 1997) and, through a third subsidiary, is the general partner and forty percent (40%) owner of an Indiana limited partnership which owns an 81 room Signature Inn hotel property in Carmel, Indiana. The 26 hotel properties operated by the Company comprise an aggregate of 3,059 guestrooms.

     Listed on the following table are the location, year opened and number of rooms of each of the Company's hotel properties.

                                                                  Year    No. of
Property                                Location                 Opened   Rooms
--------                                --------                 ------   ------
Indiana:
  Indianapolis Northwest    I-465 & Michigan Road...............   1981     141
  Fort Wayne                I-69 & State Road 3.................   1982     102
  Castleton                 I-465 & Allison Road................   1983     125
  Lafayette                 I-65 & State Road 26................   1983     121
  Muncie                    McGaillard Road & Chadam Lane.......   1984     101
  Southport                 I-65 & Southport Road...............   1985     101
  Indianapolis East         I-465 & East Washington Street......   1985     101
  Indianapolis West         I-465 & West 38th Street............   1985     101
  Kokomo                    U.S. 31 & Alto Road.................   1986     101
  Evansville                Green River Road & Vogel Road.......   1986     125
  Terre Haute               I-70 & U.S. 41......................   1987     150
  Elkhart                   Indiana Toll Road & State Road 19...   1987     125
  South Bend                Indiana Toll Road & U.S. 31.........   1987     123
  Carmel                    I-465 & U.S. 31.....................   1997      81

Ohio:
  Cincinnati (North)        I-75 & Sharonville Road.............   1985     130
  Cincinnati (Northeast)    I-71 & Mason-Montgomery Road........   1985      99
  Columbus                  I-270 & Cleveland Road..............   1986     125
  Dayton                    I-75 State Road, 725................   1987     125

Kentucky
  Florence                  Turfway Road & I-71.................   1987     125
  Louisville South          I-65 & Fern Valley Road.............   1988     123
  Louisville East (1)       I-64 & Blankenburger Road...........   1997     119

Illinois:
  Normal                    101 South Veterans Parkway..........   1988     124
  Peoria                    4112 North Brandywine...............   1988     124
  Springfield               I-55 & Stevenson Drive..............   1997     124

Iowa:
  Bettendorf                I-74 & Spruce Hill Drive............   1989     119

Tennessee:
  Knoxville                 I-75 & Cedar Bluff Road.............   1989     124

TOTAL:                      26 Signature Inns...................          3,059
                                                                          =====
------------
(1) Operates as both a Best Western and a Signature Inn.

     Signature Inn-Carmel is managed by the Company pursuant to a management agreement between the Company and Signature Meridian Limited Partnership, an Indiana limited partnership, of which a wholly-owned subsidiary of the Company is the general partner. Under the terms of the management agreement, the Company establishes policies for the partnership's employees, determines room rates, directs promotional activities, supervises the purchase and replacement of equipment, supplies and inventories, conducts maintenance activities and selects vendors, suppliers and independent contractors. In addition, the Company performs all bookkeeping and administrative duties in connection with the Carmel hotel and administers payments and reports to the limited partner. For its services to the partnership, Signature receives management fees averaging approximately 5% of the gross receipts per month for the hotel. In addition, the Company receives reimbursement of certain expenses which it incurs in connection with the management agreement, including reimbursement for salaries and related costs of the hotel general and assistant general managers, who are employed by the Company, but who devote all of their time to the partnership hotel property. The term of the management agreement is ten years and is renewable on the mutual agreement of the parties.

     In addition, the Carmel Signature Inn is operated as a franchise of the Company under a Signature Inn Individual Hotel License Agreement. By the terms of that agreement, the partnership pays to the Company monthly franchise fees (i.e., royalties) equal to 4% of the gross receipts of the hotel. In addition, the partnership contributes 3.5% of gross receipts to an advertising and reservation fund administered by the Company to fund chain wide advertising programs and a toll-free centralized reservation system. The initial term of the franchise agreement is ten years, and the partnership has an option to renew the agreement for an additional five-year term. Under the terms of the agreement, the partnership is authorized to use the name "Signature Inn" as well as other trademarks and logos associated with the Signature system, and the Company provides various services in relation to that system.

                          Other Real Estate Interests

     The Company is the owner of two parcels totaling 9.7 acres of unimproved real estate located adjacent to the Signature Elkhart hotel site.

     The Company is also the owner of a 3.3 acre parcel of unimproved real estate located in Nashville, Tennessee.

                 Signature Inn Concept, Facilities and Services

     Signature Inn hotels are designed to attract business and leisure travelers who seek room quality and comfort at moderate room rates. Signature Inn hotels provide spacious, well appointed guest rooms, swimming pools, exercise facilities and a complimentary Breakfast Express for their guests, as well as suite-like amenities including a microwave, refrigerator, in-room coffee, iron and ironing board and hair dryer in all guest rooms. However, unlike full-service hotels, Signature Inn hotels do not provide management-intensive facilities and services, such as restaurants or cocktail lounges. Because approximately 65% of Signature Inn guests are business travelers, the Company emphasizes services designed for the business traveler, such as large, in-room desks, voice mail, speaker phones with data ports and business centers.

     Management believes the hallmarks of the Signature chain are the friendliness of Signature Inn hotel staffs and the cleanliness of Signature Inn hotel rooms and related facilities. The Company's Legendary Service Program is designed to ensure the selection, training and continuous supervision of a capable, well-groomed and highly motivated staff of hotel employees who, at all levels, will exemplify a "whatever it takes" attitude toward serving the needs of Signature Inn hotel guests. The Company's ongoing refurbishing efforts, guest comment card evaluations and "mystery guest" inspection programs all combine to ensure a high-level of consistency and quality. The attractive architectural design and landscaping of Signature Inn hotels qualify for the "Three Diamond" American Automobile Association rating which is based upon the quality of a hotel's facilities, services and amenities. This is the highest rating afforded to limited service hotels.

     Complimentary services and amenities offered by all Signature Inn hotels include:


* Business center with PC and printer                    * Cable TV and a movie channel
* Breakfast Express                                      * USA Today delivered to the room
* Individual storage facilities for guests               * Large, well-lighted desks
* Guest room voice mail                                  * FAX and copy services
* Modem ports on telephones                              * Interview centers
* Second in-room phone with speaker                      * The Wall Street Journal
* Express check-out service                              * Free local telephone calls
* Swimming pool                                          * In-room coffee makers
* In-room hospitality centers with microwave             * Iron and ironing boards
  and mini-fridge/freezer                                * Complimentary popcorn


     Additional features include fitness centers at thirteen hotels and airport shuttle service at nine hotels. Signature Inn hotels without fitness centers negotiate arrangements with nearby health clubs and fitness centers for the use of their facilities by hotel guests. In addition, hotel management typically makes arrangements with nearby restaurants for the hotel's guests to qualify for discounts by showing their guest room key card.

     Designed with the convenience and comfort of its guests in mind, a typical Signature Inn hotel incorporates a large two-story atrium and a bright, well-appointed and richly decorated lobby and registration area. Most Signature Inn hotels contain approximately 120 spacious, quiet and comfortably furnished guest rooms, averaging over 300 square feet in size. Signature Inn hotels are generally located near interstate highways, restaurants and business and leisure travelers' destination points, such as business parks, office buildings and local attractions.

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

     Each Signature Inn hotel devotes an average of 2,000 square feet to meeting rooms, which management believes exceeds the meeting room space offered by most of the Company's competitors. Consistent with Signature's value-oriented approach, a TV monitor, VCR, projection screen, flip chart and meeting room "survival kit" containing essential supplies such as pencils, name tags and extension cords, are provided free of charge.

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

                           Lodging Industry Overview

     U.S. Lodging Industry. The U.S. lodging industry, as a whole, has shown significant improvement in profitability since the beginning of 1992. The Company believes that the key elements underlying the improvements in the industry's operating performance and profitability are favorable economic
conditions and a continuation in the increase in demand for hotel rooms.   The
U.S. lodging industry, as a whole, reported increases in annual room occupancy each year from 1992 through 1995, increasing from approximately 62% in 1991 to 65% in 1995 and 1996. During the last two years, the U.S. lodging industry, as a whole, has reported slight decreases in occupancy with occupancy for 1998 of approximately 64%. During this same time period, the U.S. lodging industry has reported annual increases in ADRs (total room revenues divided by the total number of rooms sold) ranging from approximately a 1.5% increase in 1992 to a high of approximately a 6.0% increase in 1996. The reported ADRs increased from $59.61 in 1992 to $78.62 in 1998.

     Mid-Scale Chain Segment of Lodging Industry. Smith Travel Research divides the lodging industry into five segments based on the pricing of individual hotels in urban markets. These segments are: upper upscale; upscale; mid-scale with food and beverage; mid-scale without food and beverage; and economy. Signature Inn hotels are in the mid-scale without food and beverage segment of the hotel industry, as are such other hotel chains as Hampton Inn, Fairfield Inn, Holiday Inn Express, LaQuinta Inn, Drury Inn, Sleep Inn, Wingate Inns and Comfort Inn.

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

     The following tables compare for the period from 1994 through 1998 the Occupancy, ADR and RevPAR (occupancy multiplied by ADR) of (1) the Company's 25 wholly owned hotels as if they were wholly owned since the beginning of 1994,
(2) mid-scale chains without food and beverage in the East North Central Region and (3) all hotels in the East North Central Region.
                                  Occupancy(1)

                                                East North
                                               Central Region:         East North
                        Signature Inn         Mid-Scale Chains      Central Region
Year                       Hotels          Without Food & Beverage     All Hotels
-----------------      --------------     ------------------------  ---------------
1994                        67.8%                  72.1%                62.7%
1995                        67.2%                  70.7%                63.0%
1996                        65.9%                  67.9%                62.0%
1997                        64.6%                  66.4%                61.0%
1998                        62.0%                  65.8%                61.1%


(1) Occupancy represents total rooms sold (i.e., occupied by paying guest) divided by total available rooms. Total available rooms represents the number of salable rooms multiplied by the number of days in the reported month.

                                     ADR(2)

                                                East North
                                               Central Region:         East North
                        Signature Inn         Mid-Scale Chains      Central Region
Year                       Hotels          Without Food & Beverage     All Hotels
-----------------      --------------     ------------------------  ---------------

1994                      $53.45                   $49.94              $58.47
1995                      $55.81                   $53.69              $61.32
1996                      $57.02                   $56.94              $65.35
1997                      $58.12                   $59.68              $69.27
1998                      $60.40                   $62.82              $71.99

(2) ADR represents total room revenues divided by the total number of rooms sold.

                                   RevPAR(3)

                                                East North
                                               Central Region:         East North
                        Signature Inn         Mid-Scale Chains      Central Region
Year                       Hotels          Without Food & Beverage     All Hotels
-----------------      --------------     ------------------------  ---------------

1994                      $36.24                   $35.98              $36.69
1995                      $37.50                   $37.95              $38.65
1996                      $37.55                   $38.69              $40.53
1997                      $37.53                   $39.60              $42.28
1998                      $37.46                   $41.32              $43.96


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

     Currently, the Company has two trademark applications pending before the United States Patent and Trademark Office. Those applications are for registration for the marks "Signature Suites" and "Signature Inn and Suites," both of which were filed on May 30, 1997. Patent office actions have been received and responded to by the Company, and registration of the marks is expected.

     On June 1, 1989, Signature Inns, Inc. entered into an agreement with a Canadian group which had owned the Canadian trademark registration of "Signature Inn." Under the agreement, the Canadian registration of the mark "Signature Inn" became the property of Signature Inns, Inc.

                       Sales, Marketing and Reservations

     Guest Profile. During 1998, approximately 65% of Signature Inn guests were business travelers and approximately 35% were leisure and other nonbusiness travelers. Business travelers constitute the primary source of weekday room sales throughout the year while leisure travel is generally the major source of room sales on weekends. However, during the summer vacation months, leisure travel demand is also strong throughout the week.

     The Company offers a frequent stay program, the Signature Club, to business travelers who may otherwise not qualify for a volume discount offered to corporations and travel agency consortiums. The membership is extended free of charge to travelers who have stayed at least 10 nights at a Signature Inn hotel. Club benefits include 20% off rack rates, free stay for the guest's spouse, express hotel reservations, express check-in and special check cashing privileges. The Company currently has over 13,000 Signature Club members. Approximately 5% of the Company's chain-wide room nights for 1998 were derived from Signature Club members.

     Sales and Marketing. Since the opening of its first hotel, the Company has placed an emphasis on developing new business relationships through a personal sales calling program. Hotel management of each Signature Inn hotel is responsible for sales in the local market. The Company, through the development of annual national sales programs and monthly hotel sales plans, establishes a targeted number of sales calls, open-houses and direct mailings. Incentive compensation for corporate sales and hotel management personnel is awarded based upon achievement of the goals established in these plans. The corporate sales staff is responsible for regional and national sales and the development of relationships with the travel planners of large companies and large travel agency consortiums. The Company currently has negotiated rate arrangements with over 250 companies and with most major travel agency consortiums. Because the Company has management control over all hotels, it can offer negotiated chain-wide room rate pricing based upon volume for all hotels in the Signature Inn chain.

     To complement these sales efforts, the Company is active with various national organizations such as the American Society of Association Executives, the National Business Travel Association, the American Society for Travel Agents, the National Tour Association, the American Bus Association and the Ontario Motor Coach Association.

     To attract the individual senior traveler and capitalize on the growing senior citizen market, the Company offers a 20% discount to all American Association of Retired Persons (AARP) members. Additionally, the Company offers special motorcoach rates to attract overnight business from the growing senior group tour market. The Company promotes this business through its development of prepackaged tours marketed to senior group tour planners and operators.
These competitively priced tour packages available in each Signature Inn market include popular attractions, theaters, museums, specialty restaurants and discounted overnight accommodations at a Signature Inn hotel.

     To appeal to the 37 million membership of the AAA, which consists primarily of leisure travelers, Signature Inn hotels offer "special value" rates (20% discount), and each hotel subscribes to the Official Appointment Designation in all of the applicable AAA Tour Books. Approximately 8% of 1998 chain-wide room nights came from AAA members.

     All Signature Inn hotels feature a swimming pool (indoor pools at seven locations, outdoor pools at the remainder), free stays for children age 17 and under, complimentary all-you-can-eat Breakfast Express and clean, comfortable accommodations to appeal to value conscious leisure travelers and families. These travelers include leisure groups such as overnight guests for weddings, anniversaries, reunions, athletic teams and group motorcoach tours for senior citizens.

     The Company has utilized the services of a full-service advertising agency to assist in developing advertising and marketing programs on a local, regional and national basis. National exposure has been generated by placing advertisements in targeted leisure and business travel publications such as regional issues of USA Today newspaper and corporate preferred directories. Regional and local advertising primarily focuses on radio, business publications, direct mail to travel agencies and corporate travel planners, the Yellow Pages, billboards and local program advertising.

     The Company enlists the services of a full-service public relations agency to assist the Company in generating public awareness of Signature Inns within its markets. During 1998, the Signature Inn chain was the official hotel of the Indiana State Fair. The Company sponsors an annual golf classic for the benefit of Habitat for Humanity, a non-profit organization which builds homes for the working poor. Funds raised from this effort, along with funds raised by local hotel fundraisers and other efforts, have assisted in the building of 9 Habitat homes in Indianapolis, Indiana. As a community service, during the holiday season, each Signature Inn hotel provides two complimentary rooms per night to families visiting a hospitalized family member.

     Reservations. The Company utilizes TeleServices Resources, Inc. to provide central reservation services. The chain's toll free number, 1-800-822-5252, can be accessed across the continental United States, Canada and the Virgin Islands. The Company believes its system is comparable to systems used by large national hotel chains. The system is interfaced with the airlines' Global Distribution System including electronic reservation systems such as Sabre, Apollo, Worldspan, System One and Amadeus, which are used by travel agencies. This sophisticated electronic system connects the Company's 26 Signature Inn hotels to over 35,000 travel agencies and over 250,000 travel agents in the United States and Canada and is also accessible to travel agents in Central and South America and Europe.

     Over 23% of Signature Inns' 1998 chain-wide revenue was generated through the central reservation system. The Company believes that the availability of its reservation system, in combination with the increased awareness of its hotels that is expected to result from its geographic expansion, will contribute to occupancy growth in its existing hotels and new hotels.


                                   Employees

     Including its five executive officers, the Company employs 30 full-time employees at its corporate office. In addition, the Company employs approximately 500 full-time employees and 200 part-time employees at its hotel properties. The Company believes it has a good relationship with its employees.

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

                            Governmental Regulations

     A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes that each Signature Inn hotel has the necessary permits and approvals to operate its business, and the Company intends to continue to obtain such permits and approvals for its new facilities. In addition, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Further increases in the minimum wage rate, employee benefit costs or the costs associated with employees could affect the Company.

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

     Item 3.  Legal Proceedings.   The Company is involved in various lawsuits
     ------   -----------------
arising in the normal course of its business. The Company believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company's business, assets, financial condition or results of operations.

     Item 4.  Submission of Matters to a Vote of Security Holders.   No matter
     ------   ---------------------------------------------------
was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.


                                    PART II
                                    -------

     Item 5.  Market for the  Company's Common Stock and Related Stockholder
     ------   --------------------------------------------------------------
Matters.  On January 21, 1997(1), the shares of the Company's Common Stock  were
-------
first listed on The Nasdaq National Market under the symbol "SGNS." Prior to January 21, 1997, shares of the Company's Common Stock were not actively traded in any established market, and Paragon Capital Corporation of Boca Raton, Florida, was the only broker-dealer which undertook to make a market in and to provide quotes for the Company's Common Stock.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated:

        Quarter
        Ended        High     Low
       -------      -----    -----

       12/31/98     $3.63    $2.00
        9/30/98     $5.13    $3.13
        6/30/98     $6.50    $4.75
        3/31/98     $7.25    $4.50

       12/31/97     $6.88    $4.50
        9/30/97     $7.00    $5.00
        6/30/97     $6.88    $5.38
        3/31/97     $9.00    $6.88

(1) On the same date, the shares of the Company's $1.70 Cumulative Convertible Preferred Stock, Series A also were listed on The Nasdaq, National Market under the symbol "SGNSP."

     As of March 23, 1999, there were 4,173 holders of record of the Company's Common Stock and approximately 4,700 beneficial owners.

     Since its inception in 1978, the Company has not declared or paid any cash dividends on its Common Stock. Currently, the Company's ability to pay cash dividends on its Common Stock is restricted under the terms of loan agreements between the Company and its lenders as well as by the terms of the Company's $1.70 Cumulative, Convertible Preferred Stock, Series A, as provided in the Company's Articles of Incorporation, as amended.

     Item 6.  Management's Discussion and Analysis of Financial Condition and
     ------   ---------------------------------------------------------------
Results of Operations.
---------------------

     This management's discussion and analysis of financial condition and results of operations contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, among others, statements regarding growth plans, availability of debt financing and capital, market trends, anticipated expenses and other matters. The words "estimate," "project," "intend" "expect," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. These and other statements are not historical facts. These statements are based on certain assumptions and analysis made by management of the Company in light of their experience and perception of historical trends, current conditions, expected further developments and other factors. Actual results and developments will differ and are subject to a number of risks and uncertainties. Do not place undue reliance on these forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements.

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

     In January 1997, the Company completed a public offering of 2,256,000
shares of Series A Preferred Stock at $20 per share.   Using a portion of the
proceeds of the offering, other sources of funds and the assumption of debt, the Company acquired the 23 hotel properties previously owned by affiliated
entities.   The acquisitions included the purchase of the limited partners'
interests in the unconsolidated hotel limited partnerships and also the purchase of the remaining interests in the three 50% owned and consolidated hotel affiliates.

     Two additional Company-owned hotels, which were acquired from nonaffiliates, began operations in February 1997 (Louisville East) and July 1997 (Springfield). The Springfield hotel was acquired in August 1996 and operations were closed from January 1997 to July 1997 to undergo the conversion to a
Signature Inn.   The Signature Inn Carmel, owned by an unconsolidated limited partnership, began operations in February 1997, and is the only hotel property not wholly owned by the Company.

     Merger Agreement. On January 27, 1999, the Company and Jameson Inns, Inc. entered into the merger agreement pursuant to which the Company will merge with and into Jameson. The holders of Signature common stock will receive one-half share of Jameson common stock and a cash payment of $1.50 in exchange for each share of Signature common stock owned The amount of the cash payment will be reduced if a dividend is declared and paid to the holders of the Signature common stock prior to the consummation of the merger. Such a dividend distribution may be required to distribute all accumulated earnings and profits, as defined under federal tax law, of the Company prior to the merger to protect the REIT status of Jameson. Holders of the outstanding shares of Signature Series A Preferred Stock will receive one share of Jameson Series S Preferred Stock having substantially the same terms as Signature Series A Preferred Stock, including an annual preferred dividend right of $1.70 per share and a liquidation preference of $20.00 per share, for each share of Signature Series A Preferred Stock outstanding at the effective time of the merger. Upon conversion of each share of the new Jameson Series S Preferred Stock (at any time in the future), holders will be entitled to receive 1.04 shares of Jameson common stock and a cash payment of $3.125.

     The merger is subject to (a) approval by the Company's common and preferred shareholders, each voting separately as a single class, (b) approval by the Jameson common shareholders and (c) certain other conditions. It is currently anticipated that the merger will be consummated in May 1999.

     Results of Operations.

     Year Ended December 31, 1998 Compared With Year Ended December 31, 1997.

     Hotel Revenues. Revenues are principally derived from the rental of guestrooms. Other hotel revenues consist of meeting room rentals, charges to guests for long-distance telephone service and vending commissions. Hotel revenues of $42,404,000 for 1998 represented a $2,466,000 increase compared to 1997. Hotel revenues increased primarily as a result of a full year of operations in 1998 for Signature owned hotels compared to a partial year in 1997 because the acquisition of twenty previously unconsolidated Signature Inns occurred on January 24, 1997, the acquisition of the Louisville East hotel occurred in February 1997 and the opening of the Springfield hotel occurred in July 1997.

     Management and Franchise Fees. Revenue from management and franchise fees were earned from the unconsolidated partnership owned hotels prior to the acquisition by the Company in January 1997, plus the Signature Inn Carmel which opened in February 1997. Fees decreased $114,000 for 1998 to $94,000 compared to $208,000 in 1997 as a result of the absence of fees from acquired hotels subsequent to January 24, 1997. This was offset partially by fee income increases from the sole remaining affiliated limited partnership owned hotel (Carmel) which began operations February 1997.

     Direct Hotel Expenses. Direct hotel expenses include costs associated with the operations of the hotels including: compensation and benefit costs, room supplies, certain administrative costs, maintenance, marketing, utilities and property taxes. Direct hotel expenses for 1998 increased $1,263,000 to $23,777,000 compared to $22,514,000 for 1997, primarily as a result of a full twelve months of operating results during 1998 from the hotels acquired and opened during 1997. As a percent of hotel revenues, direct hotel expenses decreased from 56.4% to 56.1%.

     Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $1,034,000 to $4,752,000 for 1998 compared to $3,718,000 for 1997, resulting from the acquisitions of the affiliate hotels and Louisville East, the opening of the Springfield hotel and additions to property and equipment for refurbishing and other hotel improvements during 1998.

     Corporate Expenses. Corporate expenses include the costs of general management, office rent, professional fees and other administrative expenses. Corporate expenses for 1998 were $2,745,000 which represented a $115,000 increase compared to 1997. This 4.4% increase is attributable to increased professional fees and employee costs.

     Merger Transaction Costs. In connection with the proposed Jameson merger, and prior strategic alternative transactions which were not consummated, the Company recorded in 1998 merger transaction costs of $224,000 ($161,000 after taxes, or $.08 per common share) for direct and other merger-related costs.

     Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. The 1998 increase in income of $72,000 resulted from the absence of the Company's pro rata share of the acquired hotels subsequent to January 24, 1997, offset slightly by the Company's pro rata share of earnings from the Carmel partnership.

     Interest Income and Expense. Interest income for 1998 increased to $590,000 from $543,000 in 1997 as a result of increased cash balances maintained during 1998. The increase in interest expense for 1998 to $6,264,000 from $5,805,000 resulted from additional debt assumed by the Company during 1997 in connection with the acquired hotels.

     Other. Land sales resulted in the recognition of gains of $53,000 in 1998 and $353,000 for 1997.

     Income Tax Expense. The effective income tax rate for 1998 of 28.2% is higher than the income tax rate of 18.2% in 1997 because the reduction in the deferred tax valuation allowance was lower in 1998 than 1997.

     Year Ended December 31, 1997 Compared With Year Ended December 31, 1996.

     Hotel Revenues. Hotel revenues of $39,938,000 for 1997 represented a $34,434,000 increase compared to 1996. Hotel revenues increased as a result of the acquisition of twenty previously unconsolidated Signature Inns on January 24, 1997, the acquisition of the Louisville East hotel in February 1997 and the acquisition of the Springfield hotel in August 1996. The three previously consolidated hotels experienced decreased revenues of $328,000 resulting from a lower occupancy achieved during 1997, offset partially by increased average daily room rates.

     Management and Franchise Fees. These fees decreased $2,854,000 for 1997 compared to 1996 as a result of the absence of fee income earned subsequent to January 24, 1997, offset by fee income from a new unconsolidated limited partnership owned hotel (Carmel) which began operations February 1997.

     Direct Hotel Expenses. Direct hotel expenses for 1997 increased $19,311,000 to $22,514,000 from $3,203,000 for 1996. Direct hotel expenses primarily increased as a result of the acquisition of twenty previously unconsolidated Signature Inns on January 24, 1997, the acquisition of the Louisville East hotel in February 1997 and the acquisition of the Springfield hotel in August 1996. Direct hotel expenses from the three consolidated hotels increased $183,000, with the remainder of the increase attributable to the acquired hotels. As a percent of hotel revenues, direct hotel expenses decreased from 58.2% to 56.4%.

     Depreciation, Amortization and Retirements. Depreciation, amortization and retirements increased $3,148,000 for 1997 to $3,718,000 from $570,000 for 1996 resulting from the property and equipment and deferred cost increases associated with the acquired hotels.

     Corporate Expenses. Corporate expenses for 1997 were $2,630,000 which represented a $319,000 increase compared to 1996. This 13.8% increase is attributable to increased employee costs and general office related expenses incurred during the ordinary course of business.

     Equity in Income of Hotel Limited Partnerships. Equity in income of hotel limited partnerships represents the Company's share of the unconsolidated partnerships' income or loss. The 1996 equity in income of hotel limited partnerships of $596,000 was attributable to the acquired hotels. The 1997 decrease in income of $645,000 to a loss of $49,000 was the result of the absence of the Company's pro rata share of the acquired hotels subsequent to January 24, 1997, offset slightly by the Company's pro rata share of earnings from Carmel.

     Interest Income and Expense. Interest income for 1997 increased to $543,000 from $207,000 in 1996 as a result of increased cash balances maintained during 1997 resulting mainly from the public offering of Series A Preferred Stock, offset by the absence of $77,000 of interest earned from the Company's loan participation agreements in three hotels during 1996. The increase in interest expense for 1997 to $5,805,000 from $1,035,000 was the result of additional debt assumed by the Company in connection with the acquired hotels.

     Other. Land sales resulted in the recognition of a gain of $353,000 in 1997 compared to a loss of $27,000 in 1996. Also, in 1996 minority interest in earnings of consolidated partnerships was $346,000.

     Income Tax Expense. The Company's annual utilization of its net operating loss carryforwards was limited due to the Series A Preferred Stock offering in January 1997. Accordingly, the effective income tax rate for 1997 of 18.2% was higher than the income tax rate of 11.5% in 1996.

Capital Resources and Liquidity

     Historically, the Company has funded its operations principally through cash flow from operations and borrowings under certain credit facilities. At December 31, 1998, the Company had $10,047,000 of cash and cash equivalents compared to $11,127,000 at December 31, 1997.

     Net cash provided by operating activities increased to $8,643,000 in 1998 compared to $8,290,000 in 1997, an increase of $353,000. The increase was primarily a net result of earnings, a reduction of income taxes receivable and an increase in deferred income taxes.

     Net cash used by investing activities decreased to $4,271,000 in 1998 compared to $37,670,000 in 1997. The primary element of change from 1997 was the cash used in the 1997 acquisitions.

     Net cash used by financing activities was $5,452,000 in 1998 compared to a net cash provided of $38,512,000 in 1997. The change was primarily the result of net proceeds from the issuance of Series A Preferred Stock during 1997 of $41,200,000, offset partially by the payment of a full year of preferred stock dividends in 1998.

     The hotel mortgages are secured by hotels and land and bear interest at rates ranging from 7.5% to 10.0% (8.75% and 8.90% weighted average interest rates at December 31, 1998 and 1997, respectively) through maturity dates ranging from 2000 to 2016. The annual scheduled principal payments during the next five years are $1,811,000 in 1999, $7,810,000 in 2000, $6,212,000 in 2001,
$1,758,000 in 2002 and $1,919,000 in 2003.

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

Supply and Demand

     In some years, construction of lodging facilities in the United States resulted in an excess supply growth of available rooms compared to the growth in demand, and the excess of supply growth had an adverse effect on occupancy levels and room rates in the industry. The lodging industry may be adversely affected in the future by (i) an excess in supply growth of available rooms,
(ii) national and regional economic conditions, (iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, and (v) the availability of credit.

Inflation

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Company's financial condition or results of operations for the periods presented.

Year 2000

     The Company has completed an assessment of its computer and other operating systems to identify those which could be affected by the "Year 2000" issue. The assessment included the review of corporate and hotel applications, hardware, and software (information technology or "IT"), non-IT areas such as microprocessors and embedded chips, and 3rd parties, including providers of supplies and services. The Company has established a time line for assuring compliance and is monitoring progress toward that end. On going testing of existing systems to determine compliance will be completed by the end of August 1999. Systems that are determined to be non-compliant will be repaired or replaced between May and September.

     The Company relies on third party consultants and suppliers for a variety of its corporate and hotel operations. The remediation phase includes modification to, or replacement of, software, hardware or microprocessors and obtaining assurances from third parties that they have addressed the Year 2000 issue.

     Estimated total costs, excluding internal costs, to complete compliance are $100,000 or which $50,000 or more is anticipated to be capitalized and $50,000 expensed. No material amounts have been expended as of December 31, 1998 for year 2000 remediation. The Company does not track the internal costs incurred for the Year 2000 project (principally the payroll and related costs for its information systems group). The costs of the project have been and will continue to be funded through operating cash flows.

     The Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. Year 2000 risks include failure to obtain successful testing of hardware/software, failed attempts to obtain vendor compliance and failure on the part of suppliers and service providers. The Company believes that under most reasonably likely worst case scenarios hotel operations could be disrupted, a reduction in hotel occupancy due to lost reservations, or Corporate financial functions could be impaired. Such an event would cause certain processes to revert to manual systems and could have a material adverse impact on the Company's operating results and financial position. Contingency plans to address those risks have not been fully developed, however the Company intends to finalize its contingency plan for those risks by October 1999. Contingency plans will be implemented between October 1, and December 31 for systems that cannot be feasibly repaired or replaced.

Risk Factors

     The Company's business is subject to numerous risks and uncertainties which may affect its results of operations in the future and may cause such future results to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of Signature. Among the factors that may adversely affect the Company's business are:

     Risks of The Lodging Industry. The Company's business is subject to all of the risks inherent in the lodging industry. These risks include, among other factors, varying levels of demand for rooms and related services, adverse effects of general and local economic and market conditions (particularly in areas where the Company has a high concentration of Signature Inn hotels), changes in travel patterns, changes in governmental regulations that influence wages, prices or construction costs, changes in interest rates, the availability of credit and changes in real estate taxes and other operating expenses and the recurring need for renovations, refurbishment and improvements of hotel properties. Also, values of hotel properties are sensitive to changes in local market and economic conditions and to fluctuations in the economy as a whole. In addition, because of the high level of fixed costs required to operate hotels, certain significant expenditures cannot generally be reduced when circumstances cause a reduction of revenue. In addition to general risks that are associated with real property ownership and development, investments in limited purpose facilities, such as a hotel, typically involve greater risk than do investments in multi-purpose properties. Some limited purpose facilities risks are as follows:

     Competition for Market Share. The operation of hotels is a highly competitive business. Each Signature Inn hotel is in competition with several hotels in its market area. These competitive hotels are of varying quality and size, may be part of national or regional chains and may have available to them greater financial resources than those available to Signature. However, there is no single competitor or small number of competitors which dominate the hotel industry. Demographic, economic or other changes in one or more markets could adversely affect the competitive status of the Company's hotels in those markets. This, in turn, would affect the overall operations of the Company. In addition, there can be no assurance that the opening of new competing hotels or the reduction of room rates in any particular market will not lead to greater competition for any or all of the Signature Inn hotels than presently exists.

     Requirements for Capital and Labor. Hotels are capital intensive. In order to remain competitive, hotel facilities must be continually maintained, modernized and refurbished. This increases the need for capital funds (whether from reserves, current cash flow or external financing) which increases the sensitivity of the investment to the cost and availability of such funds. In addition, hotels are management and labor intensive and are especially susceptible to the impact of economic and other conditions outside the control of the hotel owner.

     Uninsured or Underinsured Liability Risks. The Company may be exposed to potential liability arising from such matters as employment and property laws, labor difficulties and personal injuries. Many businesses, including those in the lodging industry, periodically have experienced increases in insurance costs while availability of coverage has decreased. Any such occurrence could render certain types of desired coverage unavailable at commercially reasonable rates, with the consequence that any related claims might then exceed coverage.

     Number and Geographic Concentration of Signature's Hotels. The Signature Inns chain is not geographically represented nationally. The Signature Inns chain consists of a limited number of hotels in the Midwest region. Therefore, the Company's results of operations and financial condition are substantially affected by economic conditions in the Midwest.

     Volatility of Market Price. The market price of the Company's common stock and Series A Preferred Stock are subject to fluctuations because of variations in quarterly operating results and other factors, such as changes in the general conditions of the economy, the financial markets or the lodging industry, natural disasters or other developments affecting Signature and/or its competitors. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report...........................................  22
Consolidated Balance Sheets as of December 31, 1998, and 1997..........  23
Consolidated Statements of Operations for each of the three years ended December 31, 1998, 1997 and 1996...............................  24
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1998, 1997 and 1996.........................  25
Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 1998, 1997 and 1996.........................  26
Notes to Consolidated Financial Statements.............................  27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Signature Inns, Inc.

   We have audited the accompanying consolidated balance sheets of Signature Inns, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan, and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signature Inns, Inc. as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP
Indianapolis, Indiana
February 18, 1999

                              SIGNATURE INNS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1998          1997
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents........................ $ 10,046,626  $ 11,126,602
  Restricted cash..................................      758,127       529,212
  Accounts receivable..............................    1,014,550       702,891
  Income taxes receivable..........................      353,539       517,553
  Other current assets.............................      716,306       373,141
                                                    ------------  ------------
    Total current assets...........................   12,889,148    13,249,399
Property and equipment, net........................  108,825,365   108,670,976
Furniture and equipment cash reserves..............      668,822     1,395,557
Hotel limited partnership investment...............      813,200       833,107
Deferred costs and other assets, net...............      813,522       678,599
                                                    ------------  ------------
                                                    $124,010,057  $124,827,638
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................ $  1,810,533  $  1,606,390
  Accounts payable.................................      587,798       743,086
  Accrued property taxes...........................    1,510,191     1,526,653
  Accrued payroll..................................      910,490       808,944
  Other current liabilities........................      473,655       583,525
  Preferred stock dividends........................      958,800       958,800
                                                    ------------  ------------
    Total current liabilities......................    6,251,467     6,227,398
Deferred income taxes..............................      886,000           --
Long-term debt, less current portion...............   67,839,397    69,611,507
                                                    ------------  ------------
    Total liabilities..............................   74,976,864    75,838,905
                                                    ------------  ------------
Shareholders' equity:
  Cumulative convertible preferred stock (no par
   value; 5,000,000 shares authorized; 2,256,000
   shares issued)..................................   40,776,126    40,776,126
  Common stock (no par value; 25,000,000 shares
   authorized; 2,105,703 and 2,105,203 shares
   issued and outstanding).........................   10,016,363    10,013,800
  Accumulated deficit..............................   (1,759,296)   (1,801,193)
                                                    ------------  ------------
    Total shareholders' equity.....................   49,033,193    48,988,733
                                                    ------------  ------------
                                                    $124,010,057  $124,827,638
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                          ------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  ----------
Revenues.................................
  Guestroom revenues..................... $40,658,614  $38,287,318  $5,241,230
  Other hotel revenues...................   1,745,294    1,650,611     262,656
  Management and franchise fees..........      94,224      208,166   3,061,958
                                          -----------  -----------  ----------
    Total revenues.......................  42,498,132   40,146,095   8,565,844
                                          -----------  -----------  ----------
Operating costs and expenses:
  Direct hotel expenses..................  23,776,591   22,513,790   3,203,180
  Depreciation, amortization and
   retirements...........................   4,751,746    3,718,483     570,454
  Corporate expenses.....................   2,745,162    2,629,930   2,311,326
  Merger transaction costs...............     224,267          --          --
                                          -----------  -----------  ----------
    Total operating costs and expenses...  31,497,766   28,862,203   6,084,960
                                          -----------  -----------  ----------
    Operating income.....................  11,000,366   11,283,892   2,480,884
Other income (expense):
  Equity in income of hotel limited
   partnerships..........................      23,021      (49,065)    596,190
  Interest income........................     589,897      542,613     206,835
  Interest expense.......................  (6,263,797)  (5,804,796) (1,035,340)
  Other..................................      52,610      352,564    (372,450)
                                          -----------  -----------  ----------
    Income before income tax expense.....   5,402,097    6,325,208   1,876,119
Income tax expense.......................   1,525,000    1,150,000     216,893
                                          -----------  -----------  ----------
    Net income...........................   3,877,097    5,175,208   1,659,226
Preferred stock dividends................   3,835,200    3,620,880         --
                                          -----------  -----------  ----------
    Net income applicable to common
     stock............................... $    41,897  $ 1,554,328  $1,659,226
                                          ===========  ===========  ==========
    Basic and diluted earnings per common
     share............................... $      0.02  $      0.74  $     0.79
                                          ===========  ===========  ==========
Weighted average common shares
 outstanding.............................   2,105,513    2,103,993   2,104,167
                                          ===========  ===========  ==========


          See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             Common Stock           Preferred Stock
                         ----------------------  --------------------- Accumulated
                          Shares      Amount      Shares     Amount      Deficit      Total
                         ---------  -----------  --------- ----------- -----------  ----------
Balance at December 31,
 1995................... 2,103,872  $ 9,805,973        --  $       --  (5,014,747)   4,791,226
  Net income............       --           --         --          --   1,659,226    1,659,226
  Collection of notes
   receivable...........       --       208,875        --          --         --       208,875
  Common shares issued..       541        2,666        --          --         --         2,666
                         ---------  -----------  --------- ----------- ----------   ----------
Balance at December 31,
 1996................... 2,104,413   10,017,514        --          --  (3,355,521)   6,661,993
  Net income............       --           --         --          --   5,175,208    5,175,208
  Fractional shares
   redeemed.............    (2,005)     (16,267)       --          --         --       (16,267)
  Restricted stock
   grant................       500        3,000        --          --         --         3,000
  Exercise of stock
   options..............     2,295        9,553        --          --         --         9,553
  Preferred shares
   issued, net..........       --           --   2,256,000  40,776,126        --    40,776,126
  Preferred stock
   dividends ($1.60 per
   share)...............       --           --         --          --  (3,620,880)  (3,620,880)
                         ---------  -----------  --------- ----------- ----------   ----------
Balance at December 31,
 1997................... 2,105,203   10,013,800  2,256,000  40,776,126 (1,801,193)  48,988,733
  Net income............       --           --         --          --   3,877,097    3,877,097
  Restricted stock
   grant................       500        2,563        --          --         --         2,563
  Preferred stock cash
   dividends ($1.70 per
   share)...............       --           --         --          --  (3,835,200)  (3,835,200)
                         ---------  -----------  --------- ----------- ----------   ----------
Balance at December 31,
 1998................... 2,105,703  $10,016,363  2,256,000 $40,776,126 (1,759,296)  49,033,193
                         =========  ===========  ========= =========== ==========   ==========


          See accompanying notes to consolidated financial statements.

                              SIGNATURE INNS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years ended December 31,
                                        --------------------------------------
                                           1998          1997         1996
                                        -----------  ------------  -----------
Cash flows from operating activities:
  Net income........................... $ 3,877,097  $  5,175,208  $ 1,659,226
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation of property and
     equipment.........................   4,682,814     3,669,251      538,274
    Amortization of deferred costs.....      67,099        46,805       32,180
    Equity in income of hotel limited
     partnerships, net of distributions
     received of $776,883 in 1997 and
     $783,761 in 1996..................     (23,021)      825,948      187,571
    (Gain) loss on sale of land........     (52,610)     (352,564)      26,938
    Change in restricted cash..........    (228,915)     (244,920)      (4,349)
    Change in income taxes receivable..     164,014      (517,553)         --
    Deferred income taxes..............     886,000           --           --
    Other partners' equity in income...         --            --       345,512
    Change in accrued revenue and
     expenses, net.....................    (729,530)     (312,116)      84,863
                                        -----------  ------------  -----------
      Net cash provided by operating
       activities......................   8,642,948     8,290,059    2,870,215
                                        -----------  ------------  -----------
Cash flows from investing activities:
  Property and equipment additions.....  (4,320,401)   (4,165,978)    (496,202)
  Proceeds from sale of land...........     147,624       521,701      210,018
  Net change in loans to hotel limited
   partnership.........................      40,800      (238,831)      90,000
  Deferred costs and other assets......    (139,240)     (124,908)    (527,543)
  Non-operating distributions from
   hotel limited partnerships..........         --        791,481          --
  Acquisition of hotels from affiliated
   entities............................         --    (31,819,484)         --
  Acquisition and conversion costs of
   other operating hotels..............         --     (2,633,898)  (1,788,304)
                                        -----------  ------------  -----------
      Net cash used by investing
       activities......................  (4,271,217)  (37,669,917)  (2,512,031)
                                        -----------  ------------  -----------
Cash flows from financing activities:
  Proceeds of long-term debt...........   6,150,000    38,523,906      479,159
  Repayments of long-term debt.........  (7,675,181)  (35,302,356)  (2,171,882)
  Repayments of revolving line of
   credit..............................         --     (2,750,000)   1,650,000
  Loan financing costs.................     (91,326)     (491,044)     (45,687)
  Proceeds from issuance of preferred
   stock, net..........................         --     41,199,997          --
  Preferred stock offering costs.......         --            --      (423,871)
  Cash dividends on preferred stock....  (3,835,200)   (2,662,080)         --
  Issuance of common stock.............         --          9,553      208,875
  Fractional common shares redeemed....         --        (16,267)         --
  Distributions to other partners......         --            --       (78,325)
                                        -----------  ------------  -----------
      Net cash provided (used) by
       financing activities............  (5,451,707)   38,511,709     (381,731)
                                        -----------  ------------  -----------
Net change in cash and cash
 equivalents...........................  (1,079,976)    9,131,851      (23,547)
Cash and cash equivalents at beginning
 of year...............................  11,126,602     1,994,751    2,018,298
                                        -----------  ------------  -----------
Cash and cash equivalents at end of
 year.................................. $10,046,626  $ 11,126,602  $ 1,994,751
                                        ===========  ============  ===========

          See accompanying notes to consolidated financial statements.

                             SIGNATURE INNS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

    Business

    The Company owns and operates 25 Signature Inn hotels at December 31, 1998 located in six Midwestern states and manages one additional Signature Inn hotel owned by a non-consolidated affiliate partnership.

    Basis of Presentation

    In January 1997, the Company completed a public offering of 2,256,000 shares of cumulative convertible preferred stock at $20 per share. Using a portion of the proceeds of the offering, other sources of funds and the assumption of debt, the Company acquired in a purchase transaction 20 hotel properties previously owned by affiliated entities and the remaining 50% ownership interest in three other hotel properties which had previously been consolidated. The aggregate purchase price was $84.1 million, including the assumption or replacement of $52.2 million of affiliate hotel debt, excluding the Company's existing equity interests which were recorded at their historical cost basis.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of the acquired hotel properties are included from the date of acquisition. The effects of all significant intercompany accounts and transactions have been eliminated in consolidation. The equity method is used for investments in hotel limited partnerships in which the Company has 50% or less ownership and does not exercise legal, financial and operational control.

    Certain reclassifications of prior year amounts have been made to conform with current year presentations.

    Revenues

    Guestroom and other hotel revenues are recognized on a daily basis as services are provided. Management and franchise fees are based on a percentage of revenues of the hotels owned by hotel limited partnerships and are recognized as hotel revenues are earned.

    Earnings Per Share

    Earnings per share are computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding. The Company has no dilutive securities.

    Cash Equivalents

    Cash equivalents represent highly liquid short-term investments with initial maturities of three months or less.

    Property and Equipment

    Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of 40 years for buildings, 15 to 20 years for land improvements and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized on the straight-line basis over the term of the related lease. Land held for sale is carried at the lower of cost or estimated fair value less selling costs.

    Deferred Costs

    Fees and other costs incurred in obtaining long-term financing are amortized on the straight-line basis over the term of the related loan. Unamortized loan costs are charged to expense upon the early payment of the related financing. Costs related to the issuance of capital stock are charged to the related proceeds. Accumulated amortization of deferred costs amounted to $676,000 and $609,000 at December 31, 1998 and 1997, respectively.

                              SIGNATURE INNS, INC.

   Income Taxes

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

   Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Impairment

   Investments in real estate and partnerships are evaluated periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of recorded value. If any real estate or partnership investments are considered impaired, a loss is provided to reduce the carrying value to its estimated fair value.

   Fair Value of Financial Instruments

   The carrying amount of long-term debt approximates its fair value because the interest rates currently approximate market. A reasonable estimate of the fair value of the receivables from hotel limited partnerships (note 3) is not practicable without incurring excessive costs because there is no market for a comparable instrument. The carrying amounts of all other financial instruments approximate fair value because of the short-term maturity of these items.

(2) Property and Equipment

   Property and equipment representing Company-owned hotels, corporate office equipment and land held for sale or development are summarized as follows:

                                                          1998         1997
                                                      ------------ ------------
   Land.............................................. $ 14,507,055 $ 14,514,555
   Buildings.........................................   88,424,029   87,806,490
   Leasehold and land improvements...................    1,807,447    1,593,955
   Furniture and equipment...........................   18,259,654   14,269,631
   Land held for sale or development.................      709,933      698,450
                                                      ------------ ------------
                                                       123,708,117  118,873,081
   Accumulated depreciation..........................   14,882,752   10,202,105
                                                      ------------ ------------
                                                      $108,825,365 $108,670,976
                                                      ============ ============

                              SIGNATURE INNS, INC.

(3) Hotel Limited Partnerships

   Summary financial information for the hotel limited partnerships reported on the equity method is as follows:

                                          1998          1997          1996
                                       -----------  ------------  ------------
   Hotel properties..................  $ 3,809,631  $  3,894,265  $ 67,833,883
   Net current assets................     (226,290)     (271,864)      890,576
   Deferred costs....................       98,850       125,670       832,720
   Long-term debt....................   (2,252,373)   (2,375,806)  (56,760,169)
                                       -----------  ------------  ------------
     Net assets......................    1,429,818     1,372,265    12,797,010
   Less:
     Equity of other partners........      860,018       823,358    10,503,698
     Income not recognized...........          --            --        195,503
                                       -----------  ------------  ------------
       Equity in limited
        partnerships.................      569,800       548,947     2,097,809
   Receivables from limited
    partnerships, net................      243,400       284,200     3,441,648
                                       -----------  ------------  ------------
       Hotel limited partnership
        investments..................  $   813,200  $    883,107  $  5,539,457
                                       ===========  ============  ============
   Revenues..........................    1,567,188     3,022,384    34,346,009
   Operating costs and expenses......   (1,509,635)   (3,314,000)  (31,479,752)
   Nonrecurring items................          --     20,177,670    (2,890,000)
                                       -----------  ------------  ------------
     Net income (loss)...............       57,553    19,886,054       (23,743)
   Less other partners' share........      (34,532)  (19,935,119)     (619,933)
                                       -----------  ------------  ------------
       Equity in income (loss).......  $    23,021  $    (49,065) $    596,190
                                       ===========  ============  ============

   As of December 31, 1998 and 1997, the receivables from hotel limited partnership carried an interest rate of 10.5%. Interest income on receivables from limited partnerships was $26,700, $18,393 and $142,640 in 1998, 1997 and 1996, respectively.

   The nonrecurring items in 1997 represent the net gains from the sale of the partnerships' hotels to the Company, which gains were allocated to the limited partners. The nonrecurring items in 1996 represent write-downs of the hotel properties of certain partnerships.

(4) Long-Term Debt

   Long-term debt at December 31 is summarized as follows:

                                                            1998        1997
                                                         ----------- -----------
     Hotel mortgages.................................... $69,649,930 $71,165,741
     Other..............................................         --       52,156
                                                         ----------- -----------
                                                          69,649,930  71,217,897
     Less current portion...............................   1,810,533   1,606,390
                                                         ----------- -----------
     Long-term portion.................................. $67,839,397 $69,611,507
                                                         =========== ===========

   The hotel mortgages are secured by hotels and land and bear interest at rates ranging from 7.5% to 10.0% (8.75% and 8.90% weighted average interest rates at December 31, 1998 and 1997, respectively) through maturity dates ranging from 2000 to 2016.

                             SIGNATURE INNS, INC.

   The line of credit of $2,750,000 was paid off in full in January 1997 upon completion of the preferred stock offering and not renewed.

   The aggregate annual scheduled principal payments during the next five years are: $1,811,000 in 1999, $7,810,000 in 2000, $6,212,000 in 2001,
$1,758,000 in 2002 and $1,919,000 in 2003.

   Interest paid amounted to $6,260,000, $5,723,000 and $1,040,000 in 1998,
1997 and 1996, respectively.

(5) Income Taxes

   Income tax expense is summarized as follows:

                                                1998        1997        1996
                                             ----------  -----------  ---------
     Current................................ $  639,000  $ 1,150,000  $ 216,893
     Deferred...............................  1,168,000    1,329,000    500,000
     Valuation allowance decrease...........   (282,000)  (1,329,000)  (500,000)
                                             ----------  -----------  ---------
         Total income expense............... $1,525,000  $ 1,150,000  $ 216,893
                                             ==========  ===========  =========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

                                                             1998       1997
                                                          ---------- ----------
     Deferred Tax Assets:
       Land held for sale or development................. $  315,000 $  315,000
       Net operating loss carry forwards.................    218,000    947,000
       Other.............................................      6,000      6,000
                                                          ---------- ----------
         Gross deferred tax assets.......................    539,000  1,268,000
         Less valuation allowances.......................        --    (282,000)
                                                          ---------- ----------
         Net deferred tax assets.........................    539,000    986,000
                                                          ---------- ----------
     Deferred Tax Liabilities:
       Deferred costs....................................     41,000        --
       Hotel properties, primarily depreciation..........  1,384,000    986,000
                                                          ---------- ----------
         Deferred tax liabilities........................  1,425,000    986,000
                                                          ---------- ----------
           Net deferred tax liability.................... $  886,000 $      --
                                                          ========== ==========

   The following reconciles income tax expense at the federal statutory tax rate to the effective rate:

                                                            1998  1997   1996
                                                            ----  -----  -----
     Income taxes at the federal statutory rate............ 34.0%  34.0%  34.0%
     State taxes, net of federal tax benefit...............  2.7    6.0    4.3
     Decreases in valuation allowance, principally arising
      from the utilization of net operating loss
      carryforwards........................................ (4.0) (21.8) (26.7)
     Reduction for overaccrual of prior year tax expense... (4.5)   --     --
                                                            ----  -----  -----
     Effective income tax rate............................. 28.2%  18.2%  11.6%
                                                            ====  =====  =====

                              SIGNATURE INNS, INC.

   Income taxes paid amounted to $1,349,000, $1,618,000 and $145,500 in 1998,
1997 and 1996, respectively. At December 31, 1998, the net operating loss carryforwards for income taxes, which expire in 2007, are approximately $640,000.

(6) Shareholders' Equity and Employee Stock Plans

   In January 1997, the Board of Directors authorized a 1-for-3.7 reverse common stock split, decreasing the number of outstanding shares from 7,786,327 to 2,104,413. All share and per share amounts have been retroactively restated to reflect the reverse stock split. Shareholders subsequently voted to amend the articles of incorporation and increase the authorized common stock to 25,000,000.

   Preferred Stock

   The holders of the outstanding Series A cumulative preferred stock ("Series A Preferred Stock") are entitled to cumulative dividends in the annual amount of $1.70 per share, when declared by the Board of Directors. The aggregate cumulative unpaid dividends on preferred stock of $958,000, or $.425 per share, were declared and accrued as of December 31, 1998 and paid in January 1999 and the same amount was declared and accrued retroactively as of December 31, 1997 and paid in January 1998. Holders have the right to convert their shares of Series A Preferred Stock into shares of common stock, at any time, at the ratio of 2.08 shares of common stock for each share of preferred stock. The preferred stock is not entitled to vote, unless the Company is in default in the payment of full dividends for six dividend quarters. The Company can redeem the preferred stock after January 31, 2000, at the following redemption prices:

                                                                      Redemption
     Period                                                             Price
     ------                                                           ----------
     February 1, 2000 to January 31, 2001............................   $20.97
     February 1, 2001 to January 31, 2002............................   $20.72
     February 1, 2002 to January 31, 2003............................   $20.49
     February 1, 2003 to January 31, 2004............................   $20.24
     February 1, 2004 and thereafter.................................   $20.00

   Stockholder Rights Plan

   The Company has a Stockholder Rights Plan under which a dividend of one preferred stock purchase right ("Right") was distributed for each outstanding share of the Company's common stock to shareholders of record on March 18, 1997. Each Right entitles the holder to buy one-hundredth of one share of non-cumulative preferred stock at an exercise price of $40 per hundredth of a share. The Rights become exercisable ten days after a person or group acquires beneficial ownership of 20% or more of the Company's common stock. The Rights are nonvoting and expire on March 18, 2007, unless exercised or previously redeemed by the Company at $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each Right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the Right.

   Equity Incentive Plan

   Awards may be granted to directors, officers and employees of the Company under the 1996 Equity Incentive Plan in the form of incentive stock options, non-qualified stock options, or restricted stock grants until February 2006. No more than 750,000 shares of common stock may be awarded as either stock options or restricted stock grants, subject to adjustment in certain circumstances (the "Available Shares"). Available Shares cannot exceed 10% of the total outstanding shares of common stock and no more than 5% of the Available Shares may be awarded in the form of restricted stock grants. Outside Directors are eligible only for

                              SIGNATURE INNS, INC.

awards of restricted stock grants. The exercise price of the stock options shall not be less than the fair market value of the Company's common stock at the time of the grant. Each stock option becomes exercisable in installments on the first, second and third anniversary of the grant and expire 10 years from the date of the grant.

   A summary of common shares and prices of stock options granted and forfeited under the 1996 Equity Incentive Plan is as follows:

                                                                  Price Shares
                                                                  ----- -------
     Granted in 1997............................................. $8.00  91,500
     Forfeited in 1997........................................... $8.00  (2,500)
                                                                        -------
     Outstanding at December 31, 1997............................ $8.00  89,000
     Forfeited in 1998........................................... $8.00 (13,000)
                                                                        -------
     Outstanding at December 31, 1998............................        76,000
                                                                        =======

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

   Pro forma information is required as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value of these granted options was estimated using a Black-Scholes option pricing model with the following assumptions for 1997: a risk-free interest rate of 5.75%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of .39; and a weighted-average expected life of the options for nine years. Had compensation cost for the Company's stock option grants been determined based on the fair market value consistent with the method of FAS 123, the Company's net income would have been reduced by $33,000 and $55,000 or $.02 and $.03 per common share for 1998 and 1997, respectively.

(7) Segment Reporting

   The Company owns and operates 25 limited service hotels in six Midwestern states. The Company assesses and measures operating results on an individual property basis for each of its hotels, based on operating income. Since all of the Company's hotels exhibit highly similar economic characteristics, cater to the same market segments, and offer similar degrees of risk and opportunities for growth, the hotels have been aggregated and reported as one operating segment.

                              SIGNATURE INNS, INC.

   The significant accounting policies of the segments are the same as those described in note 1. There are no significant inter-segment transactions. The revenues, hotel operating income, reconciliation of hotel operating income to income before income tax expense, and total assets for each of the reportable segments are summarized in the following table.

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1998       1997     1996
                                                 ---------  --------  -------
                                                       (in thousands)
     Hotel Operating Income
     Total hotel revenue........................ $  42,404  $ 39,938  $ 5,504
     Direct hotel expenses......................    23,777    22,514    3,203
                                                 ---------  --------  -------
       Hotel Operating Income...................    18,627    17,424    2,301
     Non-Property Income (Expenses)
     Management and franchise fees..............        94       208    3,062
     Equity in income of hotel limited
     partnerships...............................        23       (49)     596
     Corporate expenses.........................    (2,745)   (2,630)  (2,311)
     Interest expense...........................    (6,264)   (5,805)  (1,035)
     Depreciation, amortization and
     retirements................................    (4,752)   (3,718)    (570)
     Other, net.................................       419       895     (167)
                                                 ---------  --------  -------
       Income before income tax expense......... $   5,402  $  6,325  $ 1,876
                                                 =========  ========  =======
                                                 As of December 31,
                                                 -------------------
                                                   1998       1997
                                                 ---------  --------
     Total Assets
     Hotel properties........................... $ 111,507  $111,026
     Non-segment assets.........................    12,503    13,802
                                                 ---------  --------
                                                 $ 124,010  $124,828
                                                 =========  ========

(8) Merger Agreement

   On January 27, 1999, Signature Inns, Inc. and Jameson Inns, Inc. entered into an agreement and plan of merger pursuant to which the Company will merge with and into Jameson Inns, Inc. The holders of Company common stock (the "Company Common Stock") will receive one-half share of Jameson common stock (the "Jameson Common Stock") and a cash payment of up to $1.50 in exchange for each share of Company Common Stock owned. The amount of the cash payment will be reduced from $1.50 if a dividend is declared and paid to the holders of the Company Common Stock prior to the consummation of the merger. Such a dividend distribution may be required to distribute all accumulated earnings and profits, as defined under federal tax law, of the Company prior to the merger to protect the REIT status of Jameson. Holders of the outstanding shares of the Series A Preferred Stock will receive an equal number of shares of a new Series of Jameson cumulative convertible preferred stock (the "Jameson Series S Preferred Stock") having substantially the same terms as the Series A Preferred Stock, including an annual preferred dividend right of $1.70 per share and a liquidation preference of $20.00 per share. Upon conversion of each share of the new Jameson Series S Preferred Stock (at any time in the future), holders will be entitled to receive 1.04 shares of Jameson Common Stock and a cash payment of $3.125.

   The Merger is subject to approval by the holders of the Company's common stock and Series A Preferred Stock, each voting separately as a single class, approval by the Jameson common shareholders and certain other conditions.

                              SIGNATURE INNS, INC.

   In connection with the merger and prior strategic alternative transactions that were not consummated, the Company recorded in the fourth quarter a charge to operating expenses of $224,000 ($161,000 after taxes, or $.08 per common share) for direct and other related costs associated with the merger and other transactions. These transaction costs consisted primarily of fees for investment bankers, attorneys, accountants and other related charges.

     Item 8.  Changes in and Disagreements with Accountants on Accounting and
     ------   ---------------------------------------------------------------
Financial Disclosure.
--------------------

     Not applicable.


                                    PART III
                                    --------

     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
     -------  -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The names, ages, positions and offices held, principal occupations and tenures as director of each of the directors and executive officers of the Company, are set forth below:

             Names and Principal                                           Elected as       Term
             Occupations (Ages)                   Office Held               Director       Expires
             ------------------                 --------------             ----------     -------
John D. Bontreger,                             President, Chief                3/31/78     5/18/99
  President, Chief Executive Officer,          Executive Officer,
  Secretary and Chairman of the Board of       Secretary and Chairman of
  Signature Inns, Inc. (Age 50)                the Board

Mark D. Carney,                                Senior Vice President          11/17/93     5/16/00
  Senior Vice President Finance, Chief         Finance, Chief Financial
  Financial Officer and Assistant Secretary    Officer, Assistant
  of Signature Inns, Inc. (Age 42)             Secretary and Director

Bo L. Hagood                                   Senior Vice President          11/17/93     5/16/01
  Senior Vice President Hotel Operations of    Hotel Operations
  Signature Inns, Inc. (Age 49)                and Director

David R. Miller                                Vice President of Sales         9/23/78     5/16/01
  Vice President                               and Marketing and Director
  of Sales and Marketing of
  Signature Inns, Inc. (Age 57)

Stephen M. Huse,                               Director                        8/18/94     5/16/00
  Chief Executive Officer, Huse Food Group,
  Inc. (Age 56)

George A. Morton,                              Director                        9/23/78     5/18/99
  Agra businessman (Age 62)

Richard L. Russell,                            Director                        5/21/91      5/18/99
  Director of Advertising and Regional
  Director of the National Retail Hardware
  Association (Age 63)


William S. Watson                              Director                       10/22/96      5/16/01
  Hotel Industry Consultant,
  WSRW Enterprise (Age 54)


     Except for Mr. Huse, who is a director of Marsh Supermarkets, Inc., no director or nominee for director holds any directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, or which is subject to the requirements of Section 15(d) of that Act or which is a company registered as an investment company under the Investment Company Act of 1940.

(b)  Identification of Significant Employees.

     None.

(c)  Family Relationships.

     No family relationship exists between any director and any other director, executive officer or nominee for director of the Company.

(d)  Involvement in Certain Proceedings.

     No officer or director, and no affiliate or associate thereof, was a party to any kind of proceeding, whether civil, criminal, administrative or bankruptcy related, or the subject of any order, judgment or decree during the past five years which would be material to an evaluation of the ability or integrity or such person, nor has any such person been a party to any proceeding adverse to the Company or its subsidiaries or affiliates, or has had any material interest adverse to the Company or its subsidiaries or affiliates.

(e)  Control Persons.

     Mr. Bontreger is a "control person" of the Company as defined under regulations promulgated by the Securities and Exchange Commission.

(f)  Management of Subsidiaries.

     The officers of each of the Company's three subsidiaries are: John D. Bontreger, President, Chief Executive Officer and Secretary; Mark D. Carney, Senior Vice President Finance and Chief Financial Officer; Martin D. Brew, Treasurer and Controller. Messrs. Bontreger, Carney and Hagood are the directors of each of the three subsidiaries. The subsidiaries are: P & N Corporation, S.I.E. Corporation and SI Springfield Corporation.

(g)  Committees of the Board.

     1. Audit Committee. The Audit Committee meets as deemed necessary (a) to recommend to the Board of Directors the retention, from time to time, of independent auditing firms to be engaged by the Company, subject to shareholder ratification, (b) to coordinate the annual audit of the Company between management and the auditing firm, (c) to meet with the auditors at least two times during the year, including one meeting before the audit is commenced and one meeting following the completion of the audit and to meet at such other times as the Board of Directors, in its discretion, directs or as the Committee, itself, determines. Committee members serve one-year terms from one annual shareholders' meeting to the next. Current members of the Audit Committee are Richard L. Russell, Chairman, and William S. Watson. The Audit Committee met two times during the year ended December 31, 1998.

     2. Compensation Committee. The purposes and functions of the Compensation Committee are to (a) develop and recommend to the Board of Directors for approval a compensation plan for the president/chief executive officer and all other individuals within the Company who are designated as "senior management;"
(b) review benefit, bonus and incentive plans and other corporate perquisites on an annual basis; (c) review and recommend to the Board suggested changes in compensation to be paid to outside members of the Board; and, (d) review expense reimbursement policies of the Company as they pertain to directors and management. The Compensation Committee meets as determined necessary by the Board or by the Committee. Current members of the Compensation Committee are George A. Morton, Chairman, and Stephen M. Huse. The Compensation Committee met three times during the year ended December 31, 1998.

(h)  Number of Meetings.

     During 1998, the Board of Directors of the Company held a total of eight regularly scheduled meetings and two telephone meetings. All directors listed above attended at least 75% of those meetings.

(i)  Section 16(a) Beneficial Ownership Reporting Compliance.

     No officer, director or beneficial owner of more than ten percent of any class of equity securities of the Company who was required to file reports under
Section 16(a) of the Exchange Act failed to file such reports on a timely basis during 1998.

(j)  Officers/Directors Business Backgrounds.

     A brief description of the business background and experience of each officer and director of the Company is as follows:

JOHN D. BONTREGER, 50   President, Chief Executive Officer, Secretary and
                        Chairman of the Board

     Mr. Bontreger is the founder of the Company and has served as its President, Chief Executive Officer and Chairman of the Board since the Company's inception in March 1978. He is responsible for the overall management of the business affairs of the Company. Prior to founding the Company, Mr. Bontreger served from 1975 to 1978 as a vice president for an Indiana-based hotel company. Mr. Bontreger holds a Bachelor of Science Degree from Goshen College, Goshen, Indiana, where he graduated in 1972.

MARK D. CARNEY, 42      Senior Vice President Finance, Chief Financial Officer,
                        Assistant Secretary and Director

     Mr. Carney joined the Company in 1992 as the Vice President of Finance/Chief Financial Officer and is responsible for the financial operations and finance functions of the Company and affiliated entities. In 1997, Mr. Carney was named Senior Vice President of Finance. Prior to joining the Company, Mr. Carney was employed by KPMG LLP, in Indianapolis, Indiana. He was responsible for services to publicly and privately owned real estate developers and operators, hospitality companies and financial institutions. Mr. Carney is a 1979 graduate of Indiana University, with a Bachelor of Science Degree from the School of Business and is a member of the American Institute of Certified Public Accountants.

BO L. HAGOOD, 49        Senior Vice President Hotel Operations and Director

     Mr. Hagood has been employed by the Company since December 1980 starting as a hotel general manager. In January 1984, he was promoted to Director of Hotel Operations and then to Vice President Hotel Operations in 1987, and Senior Vice President Hotel Operation in 1997. Mr. Hagood has been employed in the hospitality industry for 25 years, having managed several hotels for national chains prior to joining Signature Inns, Inc. Mr. Hagood graduated from Appalachian State University in 1971 with a Bachelor of Science Degree in Business Administration.

DAVID R. MILLER, 57     Vice President - Sales and Marketing and Director

     Mr. Miller has been employed by the Company since August 1978 and served as the Secretary (until May, 1997) and Treasurer (until May 1986) of the Company. From 1990 to 1997, Mr. Miller was the Executive Director of Sales and Marketing and, after May 18, 1997, became Vice President - Sales and Marketing responsible for assisting in the development and implementation of the Company's advertising, marketing and public relations programs. He has served as liaison with the Company's advertising and public relations agencies and has directed the local, regional and national hotel room sales programs and the central reservation system. Mr. Miller is a 1965 graduate of Ashland University, Ashland, Ohio, with a B.S. in Business Administration.

MARTIN D. BREW, 38      Treasurer and Controller

     Mr. Brew has been employed by the Company since April 1986. In December 1987, Mr. Brew became Controller and, in April 1992, he was designated Treasurer. Mr. Brew is responsible for the Accounting and Information Systems Department and the functions of: financial reporting, investor reporting, cash management, property and casualty insurance, legal compliance, automation concepts of the chain, tax planning and audit coordination. Prior to his employment with Signature Inns, Inc., Mr. Brew was employed by KPMG LLP. Mr. Brew is a 1982 graduate of Indiana University, with a Bachelor of Science Degree from the School of Business and is a member of the American Institute of Certified Public Accountants.

GEORGE A. MORTON, 62    Director

     Mr. Morton has been manager, operator and part owner of Morton Farms, Inc. since 1962, and serves as Vice President and Secretary of that company. From April 1987 to January 1989, Mr. Morton served as deputy Commissioner of Agriculture for the State of Indiana. He served as the Indiana Director of Farmers Home Administration from 1989 to 1993. Mr. Morton is a 1958 graduate of Purdue University.

RICHARD L. RUSSELL, 63  Director

     Mr. Russell is the Director of Advertising of the National Retail Hardware Association ("NRHA") and the Executive Director of the Indiana, Kentucky and Tennessee Region of the NRHA, and he has been involved in the hardware industry for nearly thirty years. He is also serving as president or director of several community and civic organizations. Mr. Russell is a 1958 graduate of Purdue University.

STEPHEN M. HUSE, 56     Director

     Mr. Huse is Chairman and Chief Executive Officer of Huse Food Group, Inc., Bloomington, Indiana. In addition, Mr. Huse is President of St. Elmo, Incorporated, which operates the St. Elmo Steak House in downtown Indianapolis, and Chief Executive Officer of Beef Corporation of America, franchisee of 14 Arby's Roast Beef Restaurants in central and southern Indiana. Previously, Mr. Huse was President and Chief Executive Officer of Consolidated Products, Inc., operator of Steak 'n' Shake restaurants. He is also the founder of Noble Romans, Inc., a franchiser of pizza parlors in the Midwest. Mr. Huse is also a director of Marsh Supermarkets, Inc., and a member of the Advisory Board of Keybank of Central Indiana, Indianapolis, Indiana. Mr. Huse is a 1965 graduate of Indiana University.

WILLIAM S. WATSON, 54   Director

     Mr. Watson currently provides hotel industry consulting services through WSRW Enterprise, which is affiliated with Stratus Management Group, Inc. Mr. Watson previously served as Vice-Chairman of Pegasus Systems, Inc., and Chairman of THISCO (The Hotel Industry Switch Company). Mr. Watson previously held positions with Best Western International as Senior Vice President Worldwide marketing and Executive Vice President. Mr. Watson was also employed as a Vice President of ITT Sheraton Corporation, and he held executive positions with Bicoastal Air Service, Inc., Altair Airlines, Inc. and Pan American World Airways. Mr. Watson holds a Mechanical Engineering degree from Croydon Polytechnic in England.

     Item 10.  Executive Compensation.
     ---------------------------------

                       EXECUTIVE COMPENSATION PHILOSOPHY

     The Company believes that the primary objectives of the Company's executive compensation policies should be:

     . To attract and retain talented executives by providing compensation opportunities that are competitive with the compensation provided to executives at companies of comparable size and position, while maintaining compensation within levels that are consistent with the Company's business plan, financial objectives and operating performances;

     . To provide meaningful annual incentive opportunities for executives to work toward and achieve the Company's profit and other targets established in the Company's business plan; and

     . To align the interest of executives with those of shareholders by providing substantial long-term incentive opportunities through stock options and other forms of stock ownership.

     The Company believes that its executive compensation program should be reviewed periodically to insure its support of the Company's financial performance and its business plan. It also should be compared to practices of, and levels paid by, other companies with whom the Company competes for business and human resources. The Company's intent is not simply to copy the practices and levels of others, but rather to continually strive to have a program that takes into account factors unique to the Company.

     The Company believes that executive compensation should be comprised of:
(1) base compensation; (2) annual (short-term) compensation; and, (3) long-term compensation. The Company believes that base compensation is currently set at levels competitive with executives with similar responsibilities at other companies similar in size and complexity to the Company.

     The Company believes that annual incentive compensation should be utilized to retain management, provide motivation, and move the Company in a positive financial direction. Substantial incentive opportunities are provided to executives based upon the level of achievement of targeted profit goals for the Company, and the level of individual responsibility and achievement.

     The Company believes that an integral part of the executive compensation programs should be long term incentive. Through equity based compensation in the form of Company common stock, the long-term interest of executives are aligned with those of shareholders. Because the Company believes that significant stock ownership by management is a catalyst in building shareholder value, it will continue to utilize stock options and review and possibly use other shareholder value related vehicles to provide long-term incentive compensation.

     The Company believes that its compensation philosophies further the interests of the shareholders, since a significant part of executive compensation is based upon obtaining results that increase the value of the Company and are beneficial to all shareholders.

                           SUMMARY COMPENSATION TABLE


                                                           Annual Compensation
                                           Year Ended     ----------------------
      Name and Principal Position          December 31     Salary ($)  Bonus ($)
----------------------------------------  ------------    ----------------------
John D. Bontreger                             1998           164,477     84,354
President & Chief Executive Officer           1997           159,450     78,091
                                              1996           153,317     80,110

Mark D. Carney                                1998            99,408     53,680
Senior Vice President Finance & Chief         1997            96,370     49,695
Financial Officer                             1996            92,663     52,797

Bo L. Hagood                                  1998            99,408     53,680
Senior Vice President Hotel Operations        1997            96,370     49,695
                                              1996            92,663     50,797

David R. Miller                               1998            84,347     31,802
Vice President Sales and Marketing            1997            81,769     26,213
                                              1996            78,624     28,313

Martin D. Brew                                1998            84,347     16,127
Treasurer and Controller                      1997            81,890     13,925
                                              1996            78,740     14,714

     During 1998, none of the named officers received any option grant or exercised any option.

                             EMPLOYMENT CONTRACTS

     The Company has employment contracts with John D. Bontreger, Bo L. Hagood, Mark D. Carney, David R. Miller, and Martin D. Brew. The terms of the employment contracts began in December 1993, and the contracts provide for base salaries of the officers/employees, plus bonuses, as determined annually by the Company's Board of Directors. In addition, the employment contracts provide for the payment of other customary benefits, including medical, life and disability insurance premiums. Messrs. Bontreger's Hagood's and Carney's contracts expire in December 1999. Messrs. Miller's and Brew's contracts expire in June 1999. The contracts are renewable for subsequent terms: Mr. Bontreger's for one and one-half years;

Messrs. Hagood's and Carney's for one year; and, Messrs. Miller's and Brew's for six months. The contracts are not terminable by the Company except upon "just cause' as defined in the contracts.

     In the event the Company terminates an officer/employee's employment without "just cause," or in the event an officer/employee resigns "with good reason," the officer/employee is entitled to receive from the Company lump sum severance payments equal to a multiple of yearly "regular compensation," as defined in the contracts. "Good reason" is defined pursuant to amendments to the employment agreements executed by Messrs. Bontreger, Hagood, Carney, Miller and Brew on December 31, 1998, as a material breach by the Company of the employment agreements or by the Company's execution of a "change of control" agreement coupled with the employee's inability to execute an employment agreement with the new entity upon terms acceptable to employee or similar to those contained in the employee's current employment agreement. In such events, Mr. Bontreger would receive severance benefits equal to one and one-half times his "regular compensation," Messrs. Hagood and Carney would receive severance benefits equal to one times such compensation, and Messrs. Miller and Brew would receive severance benefits equal to one-half times such compensation.

     In the event of the termination of an employment contract by the Company "for just cause" or a resignation by an officer/employee "without good reason" the severance benefits would not be payable. In addition, in the event the Company terminates an employment contract for "just cause" or the officer/employee resigns "without good reason," the officer/employee must abide by certain restrictive, non-compete provisions for the same period as the then current term of the contract.

                           COMPENSATION OF DIRECTORS

     Each of the Company's non-employee directors (each, an "Outside Director") is paid a retainer of $6,000 per year, payable quarterly. In addition, each Outside Director receives a fee of $750 per Board meeting attended (other than telephonic Board meetings which are covered by the retainer), and receives a fee of $750 for each Committee meeting. Under the terms of the 1996 Equity Incentive Plan, awards of Restricted Stock to Outside Directors are automatically granted upon such directors' election or re-election. Initially, each Outside Director was granted 167 shares, 333 shares or 500 shares of Restricted Stock depending upon the number of years then remaining in such director's terms. Upon re-election, each Outside Director is granted awards of 500 shares of Restricted Stock. Outside Directors are also reimbursed for reasonable costs and expenses, including travel expenses, incurred by them in connection with their attendance at any board or committee meeting.

                               OTHER INFORMATION

     Except for the promissory notes executed and delivered to the Company by members of operating management in connection with their purchase of shares in 1994, which were paid in full in 1996, no loans have ever been made by the Company of its subsidiaries to any officer or director of the Company.

     Item 11.  Security Ownership of Certain Beneficial Owners and Management.
     -------------------------------------------------------------------------

     Set forth in the following table are the beneficial holdings as of March 17, 1999 of the Company's common stock and Series A Preferred
Stock of each of the current named executive officers and directors of the Company and nominees for director, which group includes each person known to the Company who may be deemed to own more than 5% of any class of the Company's voting securities ("5% holder") and all directors and officers as a group. Unless otherwise indicated, each person owns all shares in his name of record and has sole voting and investment power over such shares.

                             BENEFICIAL HOLDINGS OF
                     DIRECTORS AND NAMED EXECUTIVE OFFICERS


                                          Amount of Beneficial
                                              Ownership (1)
                                       -----------------------------
                                      Common      Preferred                        Total
Name of Beneficial Owner              Stock        Stock       Options   Total    Percent
------------------------             --------     ---------    -------  -------   -------
John D. Bontreger                     409,566                  16,675   426,241    19.85%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

Mark D. Carney                        119,728                   8,338   128,066     5.96%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

Bo. L. Hagood                         115,111                   8,338   123,449     5.75%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

David R. Miller                       80,945                   5,003    85,948     4.00%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

Stephen M. Huse                          545          100                  753(4)  0.04%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

George A. Morton                      27,701 (2)                        27,701     1.29%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

Richard L. Russell                    16,351 (3)                        16,351     0.76%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

                                          Amount of Beneficial
                                              Ownership (1)
                                       -----------------------------
                                      Common      Preferred                        Total
Name of Beneficial Owner              Stock        Stock       Options   Total    Percent
------------------------             --------     ---------    -------  -------   -------
William S. Watson                       589                                589     0.03%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

Martin D. Brew                       33,783                     3,335   37,118     1.73%
   250 E. 98th Street, Suite 450
   Indianapolis, Indiana 46240

All Directors and Executive         804,319        100         41,689  846,216    39.40%
Officers as a Group

(1) Information with respect to beneficial ownership is based upon information supplied by each shareholder.

(2) Includes 10,810 shares owned by trusts of which Mr. Martin's wife is the trustee with investment power over such shares.

(3) Includes 9,460 shares held by Mr. Russell jointly with his wife with whom he shares voting and investment power over such shares.

(4) Includes the number of shares of common stock the beneficial owner has the right to acquire upon conversion of all of the shares of Series A Preferred Stock.


     Item 12.  Certain Relationships and Related Transactions.  At no time
     ---------------------------------------------------------
during the last two years has any executive officer, member of the Board of Directors of the Company, 5% holder of any class of securities, or any immediate family member thereof, been a party to or had a direct or indirect material interest in any transaction of any kind with the Company.


     Item 13.  Exhibits and Reports on Form 8-K.
     -------   --------------------------------

     (a) The Exhibit Index required by Item 601 of Regulation S-B is as follows:

       (2) Agreement and Plan of Merger between Jameson Inns, Inc. and Signature Inns, Inc. dated as of January 27, 1999 (incorporated by reference to the Form S-4 Registration Statement of Jameson Inns, Inc., Registration No. 333-74149).

       (3)(i) Amended and Restated Articles of Incorporation of Signature Inns, Inc. (incorporated by reference to Exhibit
                 3.1 of the Registration Statement on Form SB-2 of the Company, Registration No. 333-12735 (the "Form SB-2").

       (3)(ii)   Amended and Restated Code of Bylaws of Signature Inns,
                 Inc. (incorporated by reference to Exhibit 3.2 to Form SB-2.

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

       (10)(i) Employment Agreement between the Company and John D. Bontreger (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2 of the Company, Registration No. 333-12735 (the "Form SB-2")).

       (10)(ii) Employment Agreement between the Company and Mark D. Carney (incorporated by reference to Exhibit 10.3 of the Form SB-2).

       (10)(iii) Employment Agreement between the Company and Bo L. Hagood (incorporated by reference to Exhibit 10.4 of the Form SB-2).

       (10)(iv) Employment Agreement between the Company and David R. Miller (incorporated by reference to Exhibit 10.5 of the form SB-2).

       (10)(v) Employment Agreement between the Company and Martin D. Brew (incorporated by reference to Exhibit 10.6 of the Form SB-2).

       (10)(vi) The Company's 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Form SB-2).

       (21)      Subsidiaries of the Registrant

       (23)      Consent of KPMG LLP.


     The Financial Statements as set forth under Item 7 are filed as a part of this Report (see page 20 et seq.). All financial statements schedules are omitted as they are either not applicable or the required information is included in the financial statements or the notes thereto.

          (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report: None

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SIGNATURE INNS, INC.



                              By: /s/ John D. Bontreger
                                  --------------------------------
                                  John D. Bontreger, President,
                                  Chairman of the Board, President
                                  Chief Executive Officer and Secretary
Date:  March 26, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 26, 1999         /s/ John D. Bontreger
                              -------------------------------------------------
                              John D. Bontreger, Chairman of the Board,
                              President and Chief Executive Officer, Secretary
                              and Director of Signature Inns, Inc. (Principal
                              Executive Officer)

Date:  March 26, 1999         /s/ Mark D. Carney
                              -------------------------------------------------
                              Mark D. Carney, Senior Vice President Finance,
                              Chief Financial Officer, Assistant Secretary and
                              Director of Signature Inns, Inc. (Principal
                              Financial and Accounting Officer)

Date:  March 26, 1999         /s/ Bo L. Hagood
                              -------------------------------------------------
                              Bo L. Hagood, Senior Vice President Hotel
                              Operations and Director of Signature Inns, Inc.

Date:  March 26, 1999         /s/ David R. Miller
                              -------------------------------------------------
                              David R. Miller, Vice President Sales and
                              Marketing and Director of Signature Inns, Inc.

Date:  March 26, 1999         /s/ Martin D. Brew
                              -------------------------------------------------
                              Martin D. Brew, Treasurer and Controller of
                              Signature Inns, Inc.

Date:  March 26, 1999         /s/ Stephen M. Huse
                              -------------------------------------------------
                              Stephen M. Huse, Director of Signature Inns, Inc.

Date:  March 26, 1999         /s/ George A. Morton
                              -------------------------------------------------
                              George A. Morton, Director of Signature Inns, Inc.

Date:  March 26, 1999         /s/ Richard L. Russell
                              -------------------------------------------------
                              Richard L. Russell, Director of Signature Inns,
                              Inc.

Date:  March 26, 1999         /s/ William S. Watson
                              -------------------------------------------------
                              William S. Watson, Director of Signature Inns,
                              Inc.